Form 10-Q
period 1995-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 1995-05-15
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995      Commission file number 0-14547



                   JMB/MANHATTAN ASSOCIATES, LTD.
       (Exact name of registrant as specified in its charter)




                Illinois                  36-3339372
      (State of organization)    (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, Illinois   60611
(Address of principal executive office)    (Zip Code)




Registrant's telephone number, including area code  312-915-1987



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    17




PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities . . . . . . . . .    22

Item 5.    Other Information . . . . . . . . . . . . . . .    23

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    24




PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                  MARCH 31, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .     $   187,531      3,784,075
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .           --         9,912,520
  Interest and other receivables . . . . . . . . . . . . . . . . . .             235         20,397
                                                                         -----------    -----------

          Total current assets . . . . . . . . . . . . . . . . . . .         187,766     13,716,992
                                                                         -----------    -----------

  Amounts due from affiliates (note 3) . . . . . . . . . . . . . . .       1,640,128      4,326,233
                                                                         -----------    -----------

                                                                         $ 1,827,894     18,043,225
                                                                         ===========    ===========
                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------


                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .     $    32,135         19,281
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .         226,651          --
  Amounts due to affiliates (note 3) . . . . . . . . . . . . . . . .       1,805,539      1,757,445
                                                                         -----------    -----------

          Total current liabilities. . . . . . . . . . . . . . . . .       2,064,325      1,776,726

Investment in unconsolidated venture, at equity (note 2) . . . . . .      73,374,516     71,382,485

Commitments and contingencies (notes 1, 2 and 5)

Partners' capital accounts (deficits) (note 1):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . .           1,500          1,500
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .      (4,055,998)    (3,941,200)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .        (737,500)      (112,500)
                                                                        ------------    -----------
                                                                          (4,791,998)    (4,052,200)
                                                                        ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . .      57,042,489     57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (107,861,438)  (105,106,275)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .     (18,000,000)    (3,000,000)
                                                                        ------------    -----------
                                                                         (68,818,949)   (51,063,786)
                                                                        ------------    -----------

          Total partners' capital accounts (deficits). . . . . . . .     (73,610,947)   (55,115,986)
                                                                        ------------    -----------

                                                                        $  1,827,894     18,043,225
                                                                        ============    ===========

                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Income:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    290,470       409,915
                                                                          ------------   -----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,094        31,052
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . .        67,722        34,450
  Management fees paid to general partners . . . . . . . . . . . . . . .     1,041,667         --
  General and administrative . . . . . . . . . . . . . . . . . . . . . .        10,917        19,098
                                                                          ------------   -----------

                                                                             1,168,400        84,600
                                                                          ------------   -----------

          Operating earnings (loss). . . . . . . . . . . . . . . . . . .      (877,930)      325,315

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . .    (1,992,031)   (1,362,720)
                                                                          ------------   -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,869,961)   (1,037,405)
                                                                          ============   ===========

          Net loss per limited partnership
            interest (note 1). . . . . . . . . . . . . . . . . . . . . .  $     (2,755)         (996)
                                                                          ============   ===========

          Cash distributions per limited
            partnership interest . . . . . . . . . . . . . . . . . . . .  $     15,000         --
                                                                          ============   ===========




                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CHANGES IN CASH FLOWS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)
                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,869,961)   (1,037,405)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,992,031     1,362,720
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . . . . .        20,162       (40,215)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        12,854        (1,074)
                                                                          ------------   -----------
          Net cash provided by (used in) operating activities. . . . . .      (844,914)      284,026

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . .     9,912,520    (2,099,538)
  Change in amounts due to affiliates. . . . . . . . . . . . . . . . . .        48,094        45,445
                                                                          ------------   -----------
          Net cash provided by (used in) investing activities. . . . . .     9,960,614    (2,054,093)
                                                                          ------------   -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .   (15,000,000)        --
  Distributions to general partners. . . . . . . . . . . . . . . . . . .      (625,000)        --
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .       226,651         --
  Change in amounts due from affiliates. . . . . . . . . . . . . . . . .     2,686,105      (304,384)
                                                                           ------------- -----------
          Net cash used in financing activities. . . . . . . . . . . . .   (12,712,244)     (304,384)
                                                                          ------------   -----------
          Net decrease in cash and cash equivalents. . . . . . . . . . .    (3,596,544)   (2,074,451)
          Cash and cash equivalents, beginning of period . . . . . . . .     3,784,075     2,315,827
                                                                          ------------   -----------
          Cash and cash equivalents, end of period . . . . . . . . . . .  $    187,531       241,376
                                                                          ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $      --            --
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========

                             See accompanying notes to financial statements.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's (indirect) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") through Property Partners, L.P. Accordingly, the financial statements do not include the accounts of Property Partners, L.P. or JMB/NYC.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:
                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------

Net income
 (loss). . . . . .$(2,869,961)  (478,035) (1,037,405)    137,181
Net income
 (loss) per
 limited
 partnership
 interest. . . . .$    (2,755)      (459)       (996)        137
                  ===========   ========  ==========     =======

     The net income (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from the unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($187,531 and $3,757,085 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Provisions for value impairment (as discussed below) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     As more fully discussed in note 2, due to the potential sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 in 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The Partnership's share of the provision was $14,023,299.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


(2)  VENTURE AGREEMENTS

     The Partnership owns indirectly through Property Partners, L.P. and JMB/NYC an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which own an existing 32-story office building (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a joint venture among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). JMB/NYC is a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Property Partners, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Property Partners, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder effective March 25, 1993. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Property Partners, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. This agreement would also, among other things, provide for no further allocation from the Three Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Three Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur during 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $191,560,351 as of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at March 31, 1995 and December 31, 1994. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $97,977,442 at March 31, 1995. During 1994 and through March 31, 1995, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the Olympia & York affiliates have informed JMB/NYC that they have

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


received a contract for the sale of the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

     Prior to 1992, operating profits (excluding depreciation and amortization) were allocated 30% to JMB/NYC and 70% to the Olympia & York affiliates, and operating losses (excluding depreciation and amortization) were allocated 96% to JMB/NYC and 4% to the Olympia & York affiliates. Depreciation and amortization were allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Subsequent to 1991, pursuant to the agreement reached in March, 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994.

     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor to exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at March 31, 1995 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the three months ended March 31, 1995 was $29,086,175. Based upon the amount of interest determined by JMB/NYC for the three months ended March 31, 1995, interest expense for the Three Joint Ventures was $17,466,639. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $84,690,965 (of which the Partnership's share is $9,845,325) for the period July 1, 1993 through March 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactive effective May 1, 1994. Net proceeds available, if any, after

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

     The terms of the current joint venture partnership agreements between the Olympia & York affiliates and JMB/NYC for the Three Joint Ventures provide, in the event of a dissolution and liquidation of a Joint Venture, that if there is a deficit balance in the tax basis capital account of JMB/NYC, after the allocation of profits or losses and the distribution of all liquidation proceeds, then JMB/NYC generally would be required to contribute cash to the Joint Venture in the amount of its deficit capital account balance. Taxable gain arising from the sale or other disposition of a Joint Venture's property generally would be allocated to the joint venture partner or partners then having a deficit balance in its or their respective capital accounts in accordance with the terms of the joint venture agreement. However, if such taxable gain is insufficient to eliminate the deficit balance in its account in connection with a liquidation of a Joint Venture, JMB/NYC would be required to contribute funds to the Joint Venture (regardless of whether any proceeds were received by JMB/NYC from the disposition of the Joint Venture's property) to eliminate any remaining deficit capital account balance.

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $74,575,906 at March 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the annual interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7%. Unpaid interest would accrue at 9% per annum and, unless previously paid out of excess property cash flow, would be payable at maturity. There is no assurance that a restructuring of the

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

     The properties are being managed by an affiliate of the Olympia & York affiliates for a fee equal to 1% of gross receipts. An affiliate of the Olympia & York affiliates performs certain maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia & York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not to date been directly 2involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O&Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.


(3)  TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 1995, $181,497 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest will be repaid upon sale or refinancing only after the Limited Partners have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for legal and accounting services. Such costs totalled $15,058 for 1995 and 1994, all of which was unpaid and is included in accounts payable at March 31, 1995.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     As more fully discussed in note 2, the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of March 31, 1995, these obligations bore interest at 5.78% per annum and interest accrued on these obligations was $124,042.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined). In February 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,640,000 at March 31, 1995) from time to time, as needed, to fund the operations of the Partnership. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.


(4)  SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the three months ended March 31, 1995 and 1994 is as follows:

                                            1995            1994
                                        -----------    ------------

   Total income. . . . . . . . . . . .  $33,684,436      37,623,603
                                        ===========     ===========
   Operating loss. . . . . . . . . . .  $15,839,645      10,909,958
                                        ===========     ===========
   Partnership's share of loss . . . .  $ 1,992,031       1,362,720
                                        ===========     ===========


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report. There is substantial doubt about the Partnership's ability to continue as a going concern (see discussion below and in Note 2).

     In February 1995, the Partnership distributed $15,000,000 to the Limited Partners ($15,000 per Interest) and $625,000 to the General Partners representing excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee (as more fully discussed in note 3). The Partnership believes that the transactions proposed in an agreement entered into with the Olympia & York affiliates in October 1994 (as more fully discussed below and in Note 2), although subject to the satisfaction of certain conditions, will be completed, thereby eliminating any potential funding obligation of the Partnership in the future. Consequently, the Partnership believed that its working capital reserves were in excess of the amount necessary for the future operations of the Partnership. Therefore, in February 1995, the Partnership distributed its excess working capital to the Partners in accordance with the Partnership Agreement.

     At March 31, 1995, the Partnership had cash and cash equivalents of approximately $188,000. In addition, JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), in accordance with its agreement with the Partnership to guarantee the Partnership a certain minimum return on its working capital (as more fully discussed in Note 3) has agreed to remit amounts due under this agreement (approximately $1,640,000 at March 31, 1995) from time to time, as needed, to fund the operations of the Partnership. The Partnership's cash and cash equivalents and the fundings from JMB under its minimum return guarantee agreement were therefore available for the repayment of the temporary bank overdraft at March 31, 1995 of approximately $227,000 and for the Partnership's working capital requirements. The property manager has budgeted in 1995 approximately $8,907,000 for tenant improvements and capital expenditures for the three properties, which amount is expected to be paid for out of funds generated by the properties. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, market conditions over the course of the year and the current status of the disputes with the unaffiliated venture partners as discussed below.

     At the 2 Broadway Building, occupancy during the quarter remained at 18%. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. In addition, the property is in need of a major renovation in order to compete in the office leasing market. However, there are currently no plans for a renovation because of the potential sale of the property discussed below and because the effective rents that could be obtained under current office market conditions likely are not sufficient to justify the costs of the renovation. As more fully discussed below, the Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of the 2 Broadway Building.

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Although approximately 21% of the building's space under tenant leases will expire by the end of 1995, negotiations are currently being conducted with a number of prospective tenants in the financial services industry to lease a significant portion of the current and anticipated vacant space. There can be no assurances that such negotiations will be successful. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective upon either certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings are expected to occur during 1995. The reorganization plan is expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $191,560,351 as of March 31, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covers all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2 of Notes to Financial Statements. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993.

Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level.
During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993, contend that a 12-3/4% per annum fixed rate applies. The Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O & Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. The Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring.
The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     The Olympia & York affiliates have informed JMB/NYC that they have received a contract for the sale of 2 Broadway for a net purchase price of $15 million. The first mortgage lender has preliminarily agreed, in the loan restructuring proposal discussed above, to the sale of the building according to the terms of the 2 Broadway sales contract. A sale pursuant to the contract received by the Olympia & York affiliates would be subject to, among other things, the final approval of the first mortgage lender as well as JMB/NYC, whose approval is incorporated into the Agreement. Furthermore, in the event of the filing a pre-arranged bankruptcy plan for reorganization, such sale would be subject to the approval of the bankruptcy court as part of the plan of reorganization of the Joint Venture that owns the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was reallocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if this contract were to be accepted by or consented to by all required parties and the sale completed pursuant thereto, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the purchase notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including accrued interest.

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

     The Partnership believes that the transactions proposed in the Agreement, although subject to satisfaction of certain conditions, will be completed, thereby eliminating any potential funding obligation of the Partnership in the future (as more fully discussed in Note 2). Consequently, the Partnership believed that its working capital reserves were in excess of the amount necessary for the future operations of the Partnership. Therefore, in February 1995, the Partnership distributed its excess working capital to the Partners in accordance with the Partnership Agreement.

     Due to the various factors discussed above, it is unlikely that the Partnership will be able to return a substantial amount of the Limited Partners' original capital. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein) owned by the Three Joint Ventures (or JMB/NYC), the Limited Partners would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return a substantial amount of the Limited Partners' original capital.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments and the interest and other receivables on such short-term investments as of March 31, 1995 as compared to December 31, 1994 is due to the Partnership's use of such resources to make a distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The decrease in amounts due from affiliates as of March 31, 1995 as compared to December 31, 1994 is primarily due to the receipt of $2,850,000 in February from JMB Realty Corporation (an affiliate of the Corporate General Partner) relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully discussed in Note (3)), partially offset by the accrual of additional interest earned on such guaranteed amounts.

     The increase in bank overdraft as of March 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's temporary bank overdraft of approximately $227,000 at March 31, 1995 resulting from the timing of the Partnership's maturities of short-term investments and fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully described in Note 3).

     The increase in amounts due to affiliates as of March 31, 1995 as compared to December 31, 1994 represents the increased accrued interest on the Partnership's paid-in capital obligation to Carlyle Investors, Inc. (the general partner of Property Partners, L.P.) and Carlyle Managers, Inc. (the general partner of JMB/NYC Office Building Associates, L.P.) ($600,000 and $600,000, respectively) of which the Partnership is a 20% shareholder (see Note 2).

     The decrease in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to the lower average of amounts invested in U.S. Government securities during 1995 as compared to 1994 resulting from the Partnership's distribution to partners of $15,625,000 in February 1995.

     The increase in management fees paid to the general partners for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to the February 1995 payment of a distribution to partners, a portion of which ($1,041,667) is the management fee.

     The increase in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the Partnership's share of a decrease in rental income at the 2 Broadway building relating to Bear Stearns vacating its space (approximately 11% of the buildings leasable space) in April 1994 upon the expiration of its lease.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The first mortgage lender has asserted various defaults under the loan, including defaults in providing certain reports and certifications and the failure to pay real estate taxes for the 2 Broadway Building. The Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity. Reference is made to Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the first mortgage loan and its possible restructuring.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1. 237 Park Avenue Building
    New York, New York . . .       98%       98%        98%      98%     98%

2. 1290 Avenue of the
    Americas Building
    New York, New York . . .       90%       91%        91%      94%     94%

3. 2 Broadway Building
    New York, New York . . .       30%       19%        19%      18%     18%


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

             4-A.* Long-term debt contract relating to the mortgage note secured by the 237 Park Avenue Building in New York, New York.

             4-B.* Long-term debt contract relating to the mortgage note secured by the 237 Park Avenue Building in New York, New York.

             4-C.* Long-term debt contract relating to the mortgage note secured by the 2 Broadway Building in New York, New York.

            10-A.* Agreement relating to the purchase by the Partnership of an interest in the 237 Park Avenue Building in New York, New York.

            10-B.* Agreement relating to the purchase by the Partnership of an interest in the 1290 Avenue of the Americas Building in New York, New York.

            10-C.* Agreement relating to the purchase by the Partnership of an interest in the 2 Broadway Building in New York, New York.

            10-D.* Pledge, Junior Pledge and Security agreements dated July 1, 1985 between JMB/Manhattan Associates and JMB Realty Corporation and Chemical Bank relating to guarantees of Limited Partnership contributions by the Limited Partners.

            10-E.* Agreement dated August 14, 1984 relating to the management of the 2 Broadway Building in New York, New York.

            10-F.* Agreement dated July 27, 1984 relating to the management of the 1290 Avenue of the Americas Building in New York, New York.

            10-G.* Agreement dated August 14, 1984 relating to the management of the 237 Park Avenue Building in New York, New York.

            10-H.*  Amended and Restated Agreement of General
Partnership of JMB/NYC Office Building Associates dated July 18, 1984.

            10-I.* Interest Rate Guaranty Agreement dated July 1, 1984 between JMB Realty Corporation and JMB/Manhattan Associates, Ltd. dated April 30, 1984.

            10-J.* Loan Agreement between JMB/Manhattan Associates, JMB/Manhattan Investors, Inc., BPA Associates and APB Associates relating to the loan back of cash distributions of the Partnership.

            10-K.* Consent Agreement dated April 30, 1985 between JMB/NYC Office Building Associates, O&Y Equity Corporation, Olympic and York, 2 Broadway Limited Partnership and Fame Associates relating to the rights of mortgage loan participation.

            10-L.* Mortgage Spreader and Consolidation Agreement and Trust Indenture dated March 20, 1984 between O&Y Equity Corporation and affiliates and Manufacturer's Hanover Trust Company relating to the $970,000,000 first mortgage loan on the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings.

            10-M.* First Amendment to and First Amended and Restated Agreement of General Partnership of 1290 Associates dated April 15, 1985.

            10-N.*  $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of Americas Building.

            10-O.*  First Amendment to and Agreement of General
Partnership of 237 Park Avenue Associates dated April 15, 1985.

            10-P.*  $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.

            10-Q.* First Amendment to and First Amended and Restated Agreement of General Partnership of 2 Broadway Land Company.

            10-R.*  $19,014,777 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 2 Broadway Building.

            10-S.* First Amendment to and First Amended and Restated Agreement of General Partnership of 2 Broadway Associates.

            10-T.*  $871,556 12.75% promissory note, due March 20, 1999 between JMB/NYC Office Building and Olympia and York Broadway Limited relating to the 2 Broadway Building.

            10-U.   Agreement dated March 25, 1993 between JMB/NYC and
the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-14547) filed March 30, 1993.

            10-V.   Agreement of Limited Partnership of Property
Partners, L.P. is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-14547) filed May 14, 1993.

            10-W.   Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-W.   Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-X.   Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-Y.   Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.) is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-Z.   $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-AA.  $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc. is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-BB. Proposed Restructure of Two Broadway, 1290 Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547 dated March 27, 1995).

            10-CC. Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547 dated March 27, 1995).

            10-DD. Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547 dated March 27, 1995).

            10-EE. Amendment No. 1 to the Second Amended and Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994, by and between Carlyle Managers, Inc., as general partners and Carlyle-XIII Associates, L.P., Carlyle-XIV Associates, L.P. and Property Partners, L.P. as the limited partners, a copy of which is filed herewith.

            10-FF.  Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, a copy of which is filed herewith.

            27.     Financial Data Schedule
            * Previously filed as Exhibits to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (file no. 2-88687) filed April 29, 1986 and hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K filed March 30, 1993.

      (b)   Reports on Form 8-K

            None

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Vice President
                      Date:May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:May 11, 1995