Form 10-Q
period 1995-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 1995-08-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995 Commission file number 0-14547



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

                                             BALANCE SHEETS

                                   JUNE 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .     $     --         3,784,075
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .           --         9,912,520
  Interest and other receivables . . . . . . . . . . . . . . . . . .           --            20,397
                                                                         -----------    -----------

          Total current assets . . . . . . . . . . . . . . . . . . .           --        13,716,992
                                                                         -----------    -----------

  Amounts due from affiliates (note 3) . . . . . . . . . . . . . . .       1,686,262      4,326,233
                                                                         -----------    -----------

                                                                         $ 1,686,262     18,043,225
                                                                         ===========    ===========
                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------


                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------

Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .     $   134,357          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          34,586         19,281
  Amounts due to affiliates (note 3) . . . . . . . . . . . . . . . .       1,841,794      1,757,445
                                                                         -----------    -----------

          Total current liabilities. . . . . . . . . . . . . . . . .       2,010,737      1,776,726

Investment in unconsolidated venture, at equity (note 2) . . . . . .      74,774,578     71,382,485

Commitments and contingencies (notes 1, 2 and 5)

Partners' capital accounts (deficits) (note 1):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . .           1,500          1,500
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .      (4,115,523)    (3,941,200)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .        (737,500)      (112,500)
                                                                        ------------    -----------
                                                                          (4,851,523)    (4,052,200)
                                                                        ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . .      57,042,489     57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (109,290,019)  (105,106,275)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .     (18,000,000)    (3,000,000)
                                                                        ------------    -----------
                                                                         (70,247,530)   (51,063,786)
                                                                        ------------    -----------

          Total partners' capital accounts (deficits). . . . . . . .     (75,099,053)   (55,115,986)
                                                                        ------------    -----------

                                                                        $  1,686,262     18,043,225
                                                                        ============    ===========

                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                              --------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------   -----------   ----------
Income:
  Interest . . . . . . . . . . . . . . . . . .  $     47,977      412,353       338,447      822,268
                                                ------------  -----------   -----------   ----------
Expenses:
  Interest . . . . . . . . . . . . . . . . . .        36,255       31,052        84,349       62,104
  Professional services. . . . . . . . . . . .        87,692       43,805       155,414       78,255
  Management fees paid to general
    partners . . . . . . . . . . . . . . . . .         --           --        1,041,667        --
  General and administrative . . . . . . . . .        12,074        8,687        22,991       27,785
                                                ------------  -----------   -----------   ----------
                                                     136,021       83,544     1,304,421      168,144
                                                ------------  -----------   -----------   ----------

          Operating earnings (loss). . . . . .       (88,044)     328,809      (965,974)     654,124

Partnership's share of operations
  of unconsolidated venture. . . . . . . . . .    (1,400,062)  (1,444,060)   (3,392,093)  (2,806,780)
                                                ------------  -----------   -----------   ----------
          Net loss . . . . . . . . . . . . . .  $ (1,488,106)  (1,115,251)   (4,358,067)  (2,152,656)
                                                ============  ===========   ===========   ==========
          Net loss per limited
            partnership interest
            (note 1) . . . . . . . . . . . . .  $     (1,429)      (1,071)       (4,184)      (2,067)
                                                ============  ===========   ===========   ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . .  $      --           --           15,000        --
                                                ============  ===========   ===========   ==========



                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CHANGES IN CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,358,067)   (2,152,656)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of loss from operations of unconsolidated
      venture. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,392,093     2,806,780
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . . . . .        20,397      (102,482)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        15,305         9,421
                                                                          ------------   -----------
          Net cash provided by (used in) operating activities. . . . . .      (930,272)      561,063

Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . .     9,912,520       102,246
  Change in amounts due to affiliates. . . . . . . . . . . . . . . . . .        84,349        58,104
                                                                          ------------   -----------
          Net cash provided by investing activities. . . . . . . . . . .     9,996,869       160,350
                                                                          ------------   -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .   (15,000,000)        --
  Distributions to general partners. . . . . . . . . . . . . . . . . . .      (625,000)        --
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .       134,357         --
  Change in amounts due from affiliates. . . . . . . . . . . . . . . . .     2,639,971      (600,709)
                                                                          ------------   -----------
          Net cash used in financing activities. . . . . . . . . . . . .   (12,850,672)     (600,709)
                                                                          ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . . . .    (3,784,075)      120,704
          Cash and cash equivalents, beginning of year . . . . . . . . .     3,784,075     2,315,827
                                                                          ------------   -----------
          Cash and cash equivalents, end of period . . . . . . . . . . .  $      --        2,436,531
                                                                          ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $      --            --
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========

                             See accompanying notes to financial statements.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1995 AND 1994

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:
                            1995                    1994
                 -----------------------  ----------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------

Net income
 (loss). . . . . .$(4,358,067)  (956,070) (2,152,656)    274,362
Net income
 (loss) per
 limited
 partnership
 interest. . . . .$    (4,184)      (918)     (2,067)        263
                  ===========   ========  ==========   =========

     The net income (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from the unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,757,085 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. There are no such amounts held in U.S. Government obligations at June 30, 1995.

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

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership and JMB/NYC's ventures record an impairment loss on their long-lived assets (primarily their investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized under the current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership and JMB/NYC's ventures would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership and JMB/NYC's ventures expect to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership and JMB/NYC's ventures have not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the current impairment policy. In addition, upon the disposition of an impaired property, the Partnership and JMB/NYC's ventures would generally recognize more net gain for financial reporting purposes under SFAS 121 than they would have under the current impairment policy, without regard to the amount, if any, of cash proceeds received in connection with the disposition. Although implementation of this new accounting statement could significantly impact reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

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

     JMB/NYC is a joint venture among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). JMB/NYC is a limited partnership, and the Partnership's interest in JMB/NYC, which previously had been held directly, was contributed to Property Partners, L.P. in exchange for its limited partnership interest in that partnership. As a result of these transactions, the Partnership currently holds, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Property Partners, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $600,000 of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Property Partners, L.P. is an affiliate of the Partnership. For financial reporting purposes, the allocation of profits and losses of JMB/NYC to the Partnership is 25%.

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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and such plans are awaiting approval of the bankruptcy court. Bankruptcy filings for the other Joint Ventures are expected to occur later on in 1995. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner in the Joint Ventures (or successor partnerships) and the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $192,844,550 as of June 30, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated among the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $34,158,225 at June 30, 1995 and December 31, 1994. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $102,234,176 at June 30, 1995. During 1994 and through June 30, 1995, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides, upon the sale of the 2 Broadway Building, for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, the 2 Broadway Joint Ventures have entered into a contract with a third party to sell the 2 Broadway Building at a price which will not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, if the proposed sale is finalized, $19,000,000 of the 2 Broadway Purchase Notes will be re-allocated and will be payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

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

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at June 30, 1995 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the six months ended June 30, 1995 was $56,068,530. Based upon the amount of interest determined by JMB/NYC for the six months ended June 30, 1995, interest expense for the Three Joint Ventures was $32,713,156. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $96,426,803 (of which the Partnership's share is $11,209,616) for the period July 1, 1993 through June 30, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81.5 million for 1290 Avenue of the Americas and $38.5 million for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactively effective from May 1, 1994. Net proceeds

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its Purchase Notes.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. In such event, the Partnership could be required to sell or dispose of other assets in order to satisfy any obligation attributable to it as a partner of JMB/NYC to make such contribution. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $75,974,978 at June 30, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. Certain terms of the Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the annual interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7%. Unpaid interest would accrue at 9% per annum and, unless previously paid out of excess property cash flow, would be payable at maturity. There is no assurance that a restructuring of the

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. An increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of 2 Broadway for a net purchase price, after commissions and certain other payments, of approximately $18.3 million. The sale, which is expected to occur during the third quarter of 1995, is subject to, among other things, the approval of the bankruptcy court as part of the plan of reorganization of the 2 Broadway Joint Ventures that own the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if the sale is completed, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

     O & Y and certain of its affiliates have been involved in bankruptcy proceedings in the United States and Canada and similar proceedings in England. The Olympia & York affiliates have not to date been directly involved in these proceedings. In addition, a reorganization of the management of the company's United States operations has been completed, and affiliates of O&Y are in the process of renegotiating or restructuring a number of loans affecting various properties in the United States in which they have an interest. The Partnership is unable to assess and cannot presently determine to what extent these events may adversely affect the willingness and ability of the Olympia & York affiliates either to meet their own obligations to the Three Joint Ventures and JMB/NYC or to finalize the transactions contemplated by the Agreement.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


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


(3)  TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 1995, $192,241 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest will be repaid upon sale or refinancing only after the Limited Partners have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for legal and accounting services. Such costs totalled $15,058 for 1995 and 1994, all of which was unpaid and is included in accounts payable at June 30, 1995.

     Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third-party, rather than reimbursement to the Corporate General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     As more fully discussed in note 2, the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of June 30, 1995, these obligations bore interest at 7.07% per annum and interest accrued on these obligations was $148,554.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In February 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,686,000 at June 30, 1995) from time to time, as needed, to fund the operations of the Partnership. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.


(4)  SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the six months ended June 30, 1995 and 1994 is as follows:

                                            1995            1994
                                        -----------    ------------

   Total income. . . . . . . . . . . .  $47,553,963      82,903,293
                                        ===========     ===========
   Operating loss. . . . . . . . . . .  $34,965,536      16,291,710
                                        ===========     ===========
   Partnership's share of loss . . . .  $ 3,392,093       2,806,780
                                        ===========     ===========


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

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

     In February 1995, the Partnership distributed $15,000,000 to the Limited Partners ($15,000 per Interest) and $625,000 to the General Partners and made a related payment of management fees to the General Partners of $1,041,667. Such amounts were made out of excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee (as more fully discussed in Note 3). The Partnership believes that the transactions proposed in an agreement entered into with the Olympia & York affiliates in October 1994 (as more fully discussed below and in Note 2), although subject to the satisfaction of certain conditions, will be completed, thereby eliminating any potential funding obligation of the Partnership in the future. Consequently, the Partnership believed that its working capital reserves were in excess of the amount necessary for the future operations of the Partnership. Therefore, in February 1995, the Partnership distributed its excess working capital to the Partners in accordance with the Partnership Agreement.

     In addition, JMB, in accordance with its agreement with the Partnership to guarantee the Partnership a certain minimum return on its working capital (as more fully discussed in Note 3) has agreed to remit amounts due under this agreement (approximately $1,686,000 at June 30, 1995) from time to time, as needed, to fund the operations of the Partnership. The Partnership's fundings from JMB under its minimum return guarantee agreement were therefore available for the repayment of the temporary bank overdraft at June 30, 1995 of approximately $134,000 and for the Partnership's working capital requirements.

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

     At the 2 Broadway Building, occupancy during the quarter remained at 18%. The Downtown Manhattan office leasing market remains depressed due to the significant supply of, and the relatively weak demand for, tenant space. In addition to the competition for tenants in the Downtown Manhattan market from other buildings in the area, there is ever increasing competition from less expensive alternatives to Manhattan, such as locations in New Jersey and Brooklyn, which are also experiencing high vacancy levels. Rental rates in the Downtown market continue to be at depressed levels and this can be expected to continue while the large amount of vacant space is gradually absorbed. In addition, the property is in need of a major renovation in order to compete in the office leasing market. In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of the 2 Broadway Building, as discussed below.

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Approximately 21% of the building's space under tenant leases will expire by the end of 1995. The Joint Venture that owns the building is currently finalizing arrangements with a major insurance company for a lease of approximately 506,000 square feet of space in the building, for a fifteen year term. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the Joint Ventures to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates have agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and such plans are awaiting approval of the bankruptcy court. Bankruptcy filings for the other Joint Ventures are expected to occur later on in 1995. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include JMB/NYC converting from a general partner to a limited partner in the Joint Ventures (or successor partnerships) and the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $192,844,550 as of June 30, 1995). No significant net Federal income tax gain or any distributable proceeds would result from the consummation of the reorganization plan.

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

Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level.
During this period, the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation for the period commencing July 1, 1993, and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute.

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

     All of the office buildings serve as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. On June 30, 1994, the Olympia & York affiliates, on behalf of the Three Joint Ventures, signed a non-binding letter of intent with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan. Certain terms of the Agreement with the Olympia & York affiliates, when effective, would provide for acceptance by JMB/NYC of this proposed restructuring. The restructuring, as proposed, would change the interest rate on the notes from a floating rate equal to 1.75% over the rate on three-month U.S. treasury bills to a fixed rate of 9% per annum with periodic payments of interest only at a pay rate of 7% per annum. Unpaid interest would accrue at 9% per annum and unless previously paid out of excess property cash flow would be payable at maturity. There is no assurance that a restructuring of the loan will be obtained under these or any other terms. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     In August 1995, the 2 Broadway Joint Ventures entered into a contract with a third party for the sale of 2 Broadway for a net purchase price, after commissions and certain other payments, of approximately $18.3 million. The sale, which is expected to occur during the third quarter of 1995, is subject to, among other things, the approval of the bankruptcy court as part of the plan of reorganization of the 2 Broadway Joint Ventures that own the building. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was reallocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. While there can be no assurance that a sale would occur pursuant to such contract or any other contract, if the sale is completed, JMB/NYC would no longer have an ownership interest in the 2 Broadway Joint Ventures. A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments and interest and other receivables as of June 30, 1995 as compared to December 31, 1994 is due to the Partnership's use of such resources to make a distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The decrease in amounts due from affiliates as of June 30, 1995 as compared to December 31, 1994 is primarily due to the receipt of $2,850,000 in February from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully discussed in Note (3)), partially offset by the accrual of additional interest earned on such guaranteed amounts.

     The increase in bank overdraft as of June 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's temporary bank overdraft of approximately $134,000 at June 30, 1995 resulting from the timing of the Partnership's maturities of short-term investments and fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully described in Note 3).

     The increase in amounts due to affiliates as of June 30, 1995 as compared to December 31, 1994 represents the increased accrued interest on the Partnership's paid-in capital obligation to Carlyle Investors, Inc. (the general partner of Property Partners, L.P.) and Carlyle Managers, Inc. (the general partner of JMB/NYC Office Building Associates, L.P.) ($600,000 and $600,000, respectively) of which the Partnership is a 20% shareholder (see Note 2).

     The decrease in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 and the increase in management fees paid to general partners for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is due to the lower average of amounts invested in U.S. Government securities during 1995 as compared to 1994 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The increase in interest expense for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the compounding of interest on the Partnership's obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (Note 3).

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three months ended June 30, 1995 as compared to June 30, 1994 is primarily due to the Partnership's share of an increase in rental income at the 1290 Avenue of the America's building relating to the execution of a new lease with Alex Brown (78,000 square feet, or approximately 4% of the building's leasable space) during the fourth quarter of 1994. The increase in the Partnership's share of loss from operations of unconsolidated ventures for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 is primarily due to the Partnership's share of a decrease in rental income at the 2 Broadway building relating to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon the expiration of its lease.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The first mortgage lender has asserted various defaults under the loan secured by the Joint Ventures' properties, including defaults in providing certain reports and certifications and the failure to pay real estate taxes for the 2 Broadway Building. The Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure certain terms of the existing mortgage loan in order to provide for, among other things, a fixed rate of interest on the loan during the remaining loan term until maturity. Reference is made to Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the first mortgage loan and its possible restructuring.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1. 237 Park Avenue Building
    New York, New York . . .       98%       98%        98%      98%     98%     98%

2. 1290 Avenue of the
    Americas Building
    New York, New York . . .       90%       91%        91%      94%     94%     94%

3. 2 Broadway Building
    New York, New York . . .       30%       19%        19%      18%     18%     18%


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

            10-BB. Proposed Restructure of Two Broadway, 1290 Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-CC. Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-DD. Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-EE. Amendment No. 1 to the Second Amended and Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994, by and between Carlyle Managers, Inc., Carlyle-XIII Associates, L.P., Carlyle-XIV associates, L.P. and Property Partners, L.P., as the limited partners, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

            10-FF.  Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Vice President
                      Date:August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:August 9, 1995