Form 10-Q
period 1995-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 1995-11-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995  Commission file #0-14547



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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    18




PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities . . . . . . . . .    23

Item 5.    Other Information . . . . . . . . . . . . . . .    24

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    25




PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                       -------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .     $     --         3,784,075
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .           --         9,912,520
  Interest and other receivables . . . . . . . . . . . . . . . . . .           --            20,397
                                                                         -----------    -----------

          Total current assets . . . . . . . . . . . . . . . . . . .           --        13,716,992
                                                                         -----------    -----------

  Amounts due from affiliates (note 3) . . . . . . . . . . . . . . .       1,723,170      4,326,233
                                                                         -----------    -----------

                                                                         $ 1,723,170     18,043,225
                                                                         ===========    ===========
                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------


                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                       -------------    -----------

Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . .     $   148,144          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .          33,421         19,281
  Amounts due to affiliates (note 3) . . . . . . . . . . . . . . . .       1,875,522      1,757,445
                                                                         -----------    -----------

          Total current liabilities. . . . . . . . . . . . . . . . .       2,057,087      1,776,726

Investment in unconsolidated venture, at equity (note 2) . . . . . .      75,083,793     71,382,485

Commitments and contingencies (notes 1, 2, 3 and 5)

Partners' capital accounts (deficits) (note 1):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . .           1,500          1,500
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .      (4,204,239)    (3,941,200)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .        (737,500)      (112,500)
                                                                        ------------    -----------
                                                                          (4,940,239)    (4,052,200)
                                                                        ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . .      57,042,489     57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . .    (109,519,960)  (105,106,275)
      Cumulative cash distributions. . . . . . . . . . . . . . . . .     (18,000,000)    (3,000,000)
                                                                        ------------    -----------
                                                                         (70,477,471)   (51,063,786)
                                                                        ------------    -----------

          Total partners' capital accounts (deficits). . . . . . . .     (75,417,710)   (55,115,986)
                                                                        ------------    -----------

                                                                        $  1,723,170     18,043,225
                                                                        ============    ===========

                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                              --------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------   -----------   ----------
Income:
  Interest . . . . . . . . . . . . . . . . . .  $     36,907      411,720       375,354    1,233,988
                                                ------------  -----------   -----------   ----------
Expenses:
  Interest . . . . . . . . . . . . . . . . . .        33,728        8,831       118,077       70,935
  Professional services. . . . . . . . . . . .         --          14,907       155,414       93,162
  Management fees paid to general
    partners . . . . . . . . . . . . . . . . .         --           --        1,041,667        --
  General and administrative . . . . . . . . .        12,621        6,691        35,612       34,476
                                                ------------  -----------   -----------   ----------
                                                      46,349       30,429     1,350,770      198,573
                                                ------------  -----------   -----------   ----------
        Operating earnings (loss). . . . . . .        (9,442)     381,291      (975,416)   1,035,415
Partnership's share of operations
  of unconsolidated venture. . . . . . . . . .   (15,799,331)  (1,535,653)  (19,191,424)  (4,342,433)
                                                ------------  -----------   -----------   ----------
        Net loss before extra-
          ordinary item. . . . . . . . . . . .   (15,808,773)  (1,154,362)  (20,166,840)  (3,307,018)
Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture . . . . . . . . . .    15,490,116        --       15,490,116        --
                                                ------------  -----------   -----------   ----------
        Net loss . . . . . . . . . . . . . . .  $   (318,657)  (1,154,362)   (4,676,724)  (3,307,018)
                                                ============  ===========   ===========   ==========
                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF OPERATIONS - CONTINUED




                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                              --------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                ------------  -----------   -----------   ----------
        Net loss per limited partnership
          interest (note 1):
            Net operating loss . . . . . . . .  $    (15,565)      (1,108)      (19,749)      (3,175)
            Partnership's share of gain on
              forgiveness of indebtedness
              of unconsolidated venture. . . .        15,335        --           15,335        --
                                                ------------  -----------   -----------   ----------

              Net loss . . . . . . . . . . . .  $       (230)      (1,108)       (4,414)      (3,175)
                                                ============  ===========   ===========   ==========

            Cash distribution per limited
              partnership interest . . . . . .  $      --           --           15,000        --
                                                ============  ===========   ===========   ==========





















                             See accompanying notes to financial statements.

                                     JMB/MANHATTAN ASSOCIATES, LTD.
                                         (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CHANGES IN CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                               (UNAUDITED)
                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,676,724)   (3,307,018)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operating loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . . . . .    19,191,424     4,342,433
    Gain from forgiveness of indebtedness. . . . . . . . . . . . . . . .   (15,490,116)        --
  Changes in:
    Interest and other receivables . . . . . . . . . . . . . . . . . . .        20,397      (145,509)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .        14,140         6,870
                                                                          ------------   -----------
          Net cash provided by (used in) operating activities. . . . . .      (940,879)      896,776

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments . . . .     9,912,520    (2,329,554)
  Change in amounts due to affiliates. . . . . . . . . . . . . . . . . .       118,077        48,542
                                                                          ------------   -----------
          Net cash provided by (used in) investing activities. . . . . .    10,030,597    (2,281,012)
                                                                          ------------   -----------
Cash flows from financing activities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .       148,144         --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .   (15,000,000)        --
  Distributions to general partners. . . . . . . . . . . . . . . . . . .      (625,000)        --
  Change in amounts due from affiliates. . . . . . . . . . . . . . . . .     2,603,063      (872,138)
                                                                          ------------   -----------
          Net cash used in financing activities. . . . . . . . . . . . .   (12,873,793)     (872,138)
                                                                          ------------   -----------
          Net increase (decrease) in cash and cash equivalents . . . . .    (3,784,075)   (2,256,374)
          Cash and cash equivalents, beginning of year . . . . . . . . .     3,784,075     2,315,827
                                                                          ------------   -----------
          Cash and cash equivalents, end of period . . . . . . . . . . .  $      --           59,453
                                                                          ============   ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $      --            --
  Non-cash investing and financing activities. . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========

                             See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995 AND 1994

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:
                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS    TAX BASIS   GAAP BASIS   TAX BASIS
                   ----------    ---------   ----------   ---------

Net loss . . . . .$(4,676,724) (19,121,287)  (3,307,018) (2,932,448)
Net loss
 per limited
 partnership
 interest. . . . .$    (4,414)      (18,917)     (3,175)     (2,815)
                  ============   ==========  ==========  ==========

     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

     Partnership distributions from the unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,757,085 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. There are no such amounts held in U.S. Government obligations at September 30, 1995.

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

     As more fully discussed in note 2, due to the anticipated sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 in 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse promissory notes including related accrued interest. The Partnership's share of the provision was $14,023,299.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not finalized its assessment of the full impact of adopting SFAS 121, it is likely that additional provisions for value impairment would be required for the properties owned by the Partnership and its consolidated ventures, or by the Partnership's unconsolidated ventures. Such provisions, including the Partnership's share of such unconsolidated venture provisions, are currently estimated to total approximately $160 million (all of which is expected to be allocated to the venture partner) in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  VENTURE AGREEMENTS

     The Partnership owns indirectly through Property Partners, L.P. and JMB/NYC an interest in (i) the 237 Park Avenue Associates venture which owns an existing 23-story office building, (ii) the 1290 Associates venture which owns an existing 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which sold their 32-story office building in September 1995 (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia & York Developments, Limited (hereinafter sometimes referred to as "O&Y").

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

     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. This agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain of approximately $10,000,000 for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated between the individual Joint Ventures. A portion of the purchase price is represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $14,272,592 and $34,158,225 at September 30, 1995 and December 31, 1994,
respectively. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the 2 Broadway Joint Ventures is additionally secured by JMB/NYC's interest in $20,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. Beginning in 1992, the Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If there are no distributions payable to JMB/NYC or if the distributions are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $44,487,575 at September 30, 1995. During 1994 and through September 30, 1995, no payments were made on any of the Purchase Notes. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for a 5-year extension of the due dates on the Purchase Notes to 2004. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $20 million. As discussed more fully below, in September 1995 the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


to repay the related Purchase Notes. Consequently, $20,000,000 of the 2 Broadway Purchase Notes has been re-allocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.

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

     Under the terms of the Three Joint Ventures' agreements, JMB/NYC was entitled to a preferred return of annual cash flow, with any additional cash flow distributable 99% to the Olympia & York affiliates and 1% to JMB/NYC, through 1991. The Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay JMB/NYC's preferred return through December 31, 1991. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor to exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

                  JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitles the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. During this period the excess available operating cash flow after the payment of the priority distribution level discussed above from any of the Three Joint Ventures was advanced in the form of loans to pay operating deficits and/or unpaid priority distribution level amounts of any of the other Three Joint Ventures. Such loans bear a market rate of interest, have a final maturity of ten years from the date when made and are repayable only out of first available annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also provides that, except as specifically agreed otherwise, the parties each reserve all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at September 30, 1995 is approximately $50,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continue to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the nine months ended September 30, 1995 was $87,363,401. Based upon the amount of interest determined by JMB/NYC for the nine months ended September 30, 1995, interest expense for the Three Joint Ventures was $51,700,688. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $108,734,142 (of which the Partnership's share is $12,640,344) for the period July 1, 1993 through September 30, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $75,083,793 at September 30, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     The 237 Park Avenue and the 1290 Avenue of the America's office buildings serve currently as collateral for the first mortgage loan. The lender has asserted various defaults under the loan. A restructuring of the loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

     Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Venture. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.


(3)  TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of September 30, 1995, $204,984 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest will be repaid upon sale or refinancing only after the Limited Partners have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for legal and accounting services. Such costs totalled $15,058 for 1995 and 1994, all of which was unpaid and is included in accounts payable at September 30, 1995.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of third parties is not expected to have a material effect on the operations of the Partnership.

                   JMB/MANHATTAN ASSOCIATES, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     As more fully discussed in note 2, the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of September 30, 1995, these obligations bore interest at 7.07% per annum and interest accrued on these obligations was $170,538.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In February 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,723,000 at September 30, 1995) from time to time, as needed, to fund the operations of the Partnership. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.


(4)  SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the nine months ended September 30, 1995 and 1994 is as follows:

                                            1995            1994
                                        ------------   ------------

   Total income. . . . . . . . . . . .  $103,041,028    117,625,535
                                        ============    ===========
   Operating loss. . . . . . . . . . .  $ 46,678,713     17,369,731
                                        ============    ===========
   Partnership's share of loss . . . .  $  6,233,638      4,342,433
                                        ============    ===========


(5)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern, see note 2) have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

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

     In addition, JMB, in accordance with its agreement with the Partnership to guarantee the Partnership a certain minimum return on its working capital (as more fully discussed in Note 3), has agreed to remit amounts due under this agreement (approximately $1,723,000 at September 30, 1995) from time to time, as needed, to fund the operations of the Partnership. The Partnership's fundings from JMB under its minimum return guarantee agreement were therefore available for the repayment of the temporary bank overdraft at September 30, 1995 of approximately $148,000 and for the Partnership's working capital requirements.

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

     Occupancy at 1290 Avenue of the Americas remained at 94% during the quarter. A new lease with Alex Brown (78,000 square feet or approximately 4% of the building's leasable space) was executed during the third quarter of 1994. The lease has an eighteen year term. It is expected that the property will continue to be adversely affected by low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years. Approximately 21% of the building's space under tenant leases will expire by the end of 1995. During the third quarter of 1995, the Joint Venture that owns the building executed a lease with a major insurance company for a lease of approximately 506,000 square feet of space in the building, for a fifteen year term with occupancy to commence in 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue during the quarter remained at 98%. It is expected that the property will be adversely affected by the low effective rental rates achieved upon releasing of space under existing leases which expire over the next few years and may be adversely affected by an increased vacancy rate over the next few years.

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan on the terms discussed below. A more detailed discussion of each of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code.

In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.
Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. The reorganization plans are expected to incorporate the proposed transactions contained in the Agreement. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. Although the JMB/NYC has had discussions with the Olympia & York affiliates and certain of the creditors concerning possible restructuring proposals, because of the preliminary status and the complexity of the proposals, as well as the current divergence in the interests of certain of the creditors, the Partnership does not know at this time how a restructuring would affect the Joint Ventures, the JMB/NYC's ownership interest therein and/or the effectuation of various transactions pursuant to the Agreement. One or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18.3 million. As a result of this sale and the disposition of its interest in the 2 Broadway Joint Ventures, JMB/NYC recognized a net gain of approximately $10,000,000 for financial reporting purposes. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, net of the non-recourse portion of the Purchase Notes given to the Olympia & York affiliates as part of the consideration for JMB/NYC's acquisition of its interests in the Three Joint Ventures, including accrued interest related to the 2 Broadway Joint Venture interests payable by JMB/NYC to the Olympia & York affiliates in the amount of $46,646,810. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

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

     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings serve as collateral for the first mortgage loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings as discussed above. The lender has asserted various defaults under the loan. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

    Should a restructuring of the joint venture partnership agreements providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Venture. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents, short-term investments and interest and other receivables as of September 30, 1995 as compared to December 31, 1994 is due to the Partnership's use of such resources to make a distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The decrease in amounts due from affiliates as of September 30, 1995 as compared to December 31, 1994 is primarily due to the receipt of $2,850,000 in February, 1995 from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully discussed in Note (3)), partially offset by the accrual of additional interest earned on such guaranteed amounts.

     The increase in bank overdraft as of September 30, 1995 as compared to December 31, 1994 is attributable to the Partnership's temporary bank overdraft of approximately $148,000 at September 30, 1995 resulting from the timing of the Partnership's maturities of short-term investments and fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully described in Note 3).

     The increase in amounts due to affiliates as of September 30, 1995 as compared to December 31, 1994 represents the increased accrued interest on the Partnership's paid-in capital obligation to Carlyle Investors, Inc. (the general partner of Property Partners, L.P.) and Carlyle Managers, Inc. (the general partner of JMB/NYC Office Building Associates, L.P.) ($600,000 and $600,000, respectively) of which the Partnership is a 20% shareholder (see Note 2).

     The decrease in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 and the increase in management fees paid to general partners for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is due to the lower average of amounts invested in U.S. Government securities during 1995 as compared to 1994 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The increase in interest expense for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the compounding of interest on the Partnership's obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (Note 3).

     The increase in the Partnership's share of loss from operations of unconsolidated ventures and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the Partnership's share of loss from the disposition of the 2 Broadway ventures (Note 2) and the related gain on the extinguishment of indebtedness.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The first mortgage lender has asserted various defaults under the loan secured by the Joint Ventures' properties, including defaults in providing certain reports and certifications and the failure to pay real estate taxes for the 2 Broadway Building. The Olympia & York affiliates, on behalf of the Three Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure the existing mortgage loan. However, a restructuring of the existing mortgage loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings. Reference is made to Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the first mortgage loan and its possible restructuring.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----
1. 237 Park Avenue Building
    New York, New York . . .       98%       98%        98%      98%     98%     98%     98%

2. 1290 Avenue of the
    Americas Building
    New York, New York . . .       90%       91%        91%      94%     94%     94%     94%

3. 2 Broadway Building
    New York, New York . . .       30%       19%        19%      18%     18%     18%     N/A
----------------

     An "N/A" indicates that the property was sold or the Partnership's interest in the property was sold and was not owned by the Partnership at the end of the quarter.

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

            10-FF.  Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.
            27.     Financial Data Schedule

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:  GAILEN J. HULL
                           Gailen J. Hull, Vice President
                      Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                      Date:November 9, 1995