Form 10-Q/A
period 1995-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 1995-11-29
CIK 771210

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549



                                      FORM 10Q/A

                                    AMENDMENT NO. 1


                   Filed pursuant to Section 12, 13, or 15(d) of the
                            Securities Exchange Act of 1934



                            JMB/MANHATTAN ASSOCIATES, LTD.
                 -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                                                IRS Employer Identification
Commission File No. 0-14547                            No. 36-3339372



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:


                             ITEM 1.  FINANCIAL STATEMENTS

                                     Pages 3 to 17


                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Pages 18 to 22



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           JMB/MANHATTAN ASSOCIATES, LTD.

                           By:    JMB/Manhattan Investors, Inc.
                                  Corporate General Partner


                                  By:   GAILEN J. HULL
                                        Gailen J. Hull, Senior Vice President
                                        and Principal Accounting Officer




Dated:  November 20, 1995

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                                  JMB/MANHATTAN ASSOCIATES, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS

                                             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                            (UNAUDITED)

                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 1995                1994
                                                                                             -------------        -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          $     --             3,784,075
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .                --             9,912,520
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .                --                20,397
                                                                                               -----------        -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .                --            13,716,992
                                                                                               -----------        -----------

  Amounts due from affiliates (note 3). . . . . . . . . . . . . . . . . . . . . . . .            1,723,170          4,326,233
                                                                                               -----------        -----------

                                                                                               $ 1,723,170         18,043,225
                                                                                               ===========        ===========
                                                  JMB/MANHATTAN ASSOCIATES, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED


                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------


                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                 1995                1994
                                                                                             -------------        -----------

Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   148,144              --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               33,421             19,281
  Amounts due to affiliates (note 3). . . . . . . . . . . . . . . . . . . . . . . . .            1,875,522          1,757,445
                                                                                               -----------        -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            2,057,087          1,776,726

Investment in unconsolidated venture, at equity (note 2). . . . . . . . . . . . . . .           75,083,793         71,382,485

Commitments and contingencies (notes 1, 2, 3 and 5)

Partners' capital accounts (deficits) (note 1):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,500              1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,204,239)        (3,941,200)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . .             (737,500)          (112,500)
                                                                                              ------------        -----------
                                                                                                (4,940,239)        (4,052,200)
                                                                                              ------------        -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . .           57,042,489         57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (109,519,960)      (105,106,275)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . .          (18,000,000)        (3,000,000)
                                                                                              ------------        -----------
                                                                                               (70,477,471)       (51,063,786)
                                                                                              ------------        -----------

          Total partners' capital accounts (deficits) . . . . . . . . . . . . . . . .          (75,417,710)       (55,115,986)
                                                                                              ------------        -----------

                                                                                              $  1,723,170         18,043,225
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

                                                  JMB/MANHATTAN ASSOCIATES, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                 ---------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                               ------------      -----------      -----------       ----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .    $     36,907          411,720          375,354        1,233,988
                                                               ------------      -----------      -----------       ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .          33,728            8,831          118,077           70,935
  Professional services . . . . . . . . . . . . . . . . . .           --              14,907          155,414           93,162
  Management fees paid to general
    partners. . . . . . . . . . . . . . . . . . . . . . . .           --               --           1,041,667            --
  General and administrative. . . . . . . . . . . . . . . .          12,621            6,691           35,612           34,476
                                                               ------------      -----------      -----------       ----------
                                                                     46,349           30,429        1,350,770          198,573
                                                               ------------      -----------      -----------       ----------
        Operating earnings (loss) . . . . . . . . . . . . .          (9,442)         381,291         (975,416)       1,035,415
Partnership's share of operations
  of unconsolidated venture . . . . . . . . . . . . . . . .     (15,799,331)      (1,535,653)     (19,191,424)      (4,342,433)
                                                               ------------      -----------      -----------       ----------
        Net loss before extra-
          ordinary item . . . . . . . . . . . . . . . . . .     (15,808,773)      (1,154,362)     (20,166,840)      (3,307,018)
Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture. . . . . . . . . . . . . . . . .      15,490,116            --          15,490,116            --
                                                               ------------      -----------      -----------       ----------
        Net loss. . . . . . . . . . . . . . . . . . . . . .    $   (318,657)      (1,154,362)      (4,676,724)      (3,307,018)
                                                               ============      ===========      ===========       ==========

                                                  JMB/MANHATTAN ASSOCIATES, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS - CONTINUED




                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                 ---------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                               ------------      -----------      -----------       ----------
        Net loss per limited partnership
          interest (note 1):
            Net operating loss. . . . . . . . . . . . . . .    $    (15,565)          (1,108)         (19,749)          (3,175)
            Partnership's share of gain on
              forgiveness of indebtedness
              of unconsolidated venture . . . . . . . . . .          15,335            --              15,335            --
                                                               ------------      -----------      -----------       ----------

              Net loss. . . . . . . . . . . . . . . . . . .    $       (230)          (1,108)          (4,414)          (3,175)
                                                               ============      ===========      ===========       ==========

            Cash distribution per limited
              partnership interest. . . . . . . . . . . . .    $      --               --              15,000            --
                                                               ============      ===========      ===========       ==========





















                                          See accompanying notes to financial statements.

                                                  JMB/MANHATTAN ASSOCIATES, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                STATEMENTS OF CHANGES IN CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                            (UNAUDITED)
                                                                                                    1995               1994
                                                                                                ------------       -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (4,676,724)       (3,307,018)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operating loss from operations
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,191,424         4,342,433
    Gain from forgiveness of indebtedness . . . . . . . . . . . . . . . . . . . . . . . . .      (15,490,116)            --
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,397          (145,509)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,140             6,870
                                                                                                ------------       -----------
          Net cash provided by (used in) operating activities . . . . . . . . . . . . . . .         (940,879)          896,776

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . . . . . . . . .        9,912,520        (2,329,554)
  Change in amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .          118,077            48,542
                                                                                                ------------       -----------
          Net cash provided by (used in) investing activities . . . . . . . . . . . . . . .       10,030,597        (2,281,012)
                                                                                                ------------       -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          148,144             --
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,000,000)            --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (625,000)            --
  Change in amounts due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        2,603,063          (872,138)
                                                                                                ------------       -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . .      (12,873,793)         (872,138)
                                                                                                ------------       -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .       (3,784,075)       (2,256,374)
          Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . .        3,784,075         2,315,827
                                                                                                ------------       -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .     $      --               59,453
                                                                                                ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
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

                                       1995                          1994
                            -----------------------     -----------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                          ----------      ---------     ----------      ---------
Net loss. . . . . . . .  $(4,676,724)    (4,510,122)    (3,307,018)    (2,932,448)
Net loss
 per limited
 partnership
 interest . . . . . . .  $    (4,414)        (4,350)        (3,175)        (2,815)
                         ===========     ==========     ==========     ==========

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

                            JMB/MANHATTAN ASSOCIATES, LTD.
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more detailed discussion of these items is contained below. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance that such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Three Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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


(4)  SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the nine months ended September 30, 1995 and 1994 is as follows:

                                                          1995               1994
                                                      ------------      ------------
   Total income . . . . . . . . . . . . . . . . .     $103,041,028       117,625,535
                                                      ============       ===========
   Operating loss . . . . . . . . . . . . . . . .     $ 46,678,713        17,369,731
                                                      ============       ===========
   Partnership's share of loss. . . . . . . . . .     $  6,233,638         4,342,433
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

     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement are immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties have agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. A more detailed discussion of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three
Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996 and JMB/NYC would seek to incorporate the proposed transactions contained in the Agreement in the reorganization plans for the other Joint Ventures, although there is no assurance such proposed transactions would be incorporated. During the bankruptcy proceedings, there exists a possibility that one or more of the proposed transactions could be challenged by certain creditors resulting in the elimination or changes to all or portions of the Agreement by the bankruptcy court. Consequently, there are no assurances that the transactions contemplated in the Agreement will be finalized. If the transactions contemplated in the Agreement are finalized, there would nevertheless need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $251,588,694 as of September 30, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

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