Form 10-K405
period 1995-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1996-04-01
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the fiscal year
ended December 31, 1995     Commission File Number 0-14547


                JMB/MANHATTAN ASSOCIATES, LTD.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


         Illinois                  36-3339372
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange on
Title of each class                 which registered
- -------------------               -------------------------
        None                                   None


Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                       TABLE OF CONTENTS


                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   3

Item 3.    Legal Proceedings . . . . . . . . . . .   5

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   5


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   5

Item 6.    Selected Financial Data . . . . . . . .   6

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  12

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  18

Item 9.    Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure. . . . . . . .  57


PART III

Item 10.   Director and Executive Officers
           of the Partnership. . . . . . . . . . .  57

Item 11.   Executive Compensation. . . . . . . . .  60

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  61

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  62


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K . . . . . . . .  62


SIGNATURES . . . . . . . . . . . . . . . . . . . .  67












                               i


                            PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this report. There is substantial doubt about the Partnership's ability to continue as a going concern (see discussion below, in Item 7 and in Note 2).

     The registrant, JMB/Manhattan Associates, Ltd. (the "Partnership"), is a limited partnership formed during 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the purpose of acquiring and owning an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), an Illinois limited partnership consisting indirectly of the Partnership and two partnerships sponsored by an affiliate of the General Partners of the Partnership, Carlyle Real Estate Limited Partnership - XIII ("Carlyle-XIII"), an Illinois limited partnership, and Carlyle Real Estate Limited Partnership - XIV ("Carlyle-XIV"), an Illinois limited partnership. JMB/NYC acquired interests in three office buildings and the underlying land (the "Buildings"), through various other joint ventures (each a "Joint Venture" and collectively, the "Three Joint Ventures"), in New York, New York. On April 30, 1985, the Partnership commenced a private offering of $62,700,000 of Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933.
A total of 1,000 Interests were sold at $62,700 per Interest of which $14,053 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1986 through 1988, except for 41.5 Interests paid for entirely upon subscription. The offering closed on October 31, 1985. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title through joint venture partnership interests. The Partnership's real estate investments are located in New York City and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2035. Accordingly, it was the Partnership's intention to hold its remaining properties for investment purposes until such time as sale or other disposition appears to be advantageous or until required to do so. The Partnership is self-liquidating in nature. At sale of a particular property, the net cash proceeds, if any, are generally to be distributed or reinvested in existing properties rather than invested in acquiring additional properties. In view of, among other things, the current office rental market in New York, and continuing discussions and negotiations regarding restructuring of the ownership and financing of the remaining investment properties and the possible reorganization of the 237 Park Avenue and 1290 ventures, the Partnership is not able to determine its expected holding period for the properties (or its interests therein). Reference is made to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 for further information in this regard.

     The Partnership has made the real property investments set forth in the following table:



                                               SALE OR DISPOSITION
                                                DATE OR IF OWNED
                                              AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                DATE OF   ORIGINAL INVESTED
    AND LOCATION (d)        SIZE     PURCHASECAPITAL PERCENTAGE (a)     TYPE OF OWNERSHIP (b)
- ----------------------   ----------  ------------------------------     ---------------------

1. 237 Park Avenue
   Building
   New York, New York     1,140,000   8/14/84          22%              fee ownership of land and
                           sq. ft.                                      improvements (through joint
                           n.r.a.                                       venture partnerships)(c)(e)
2. 1290 Avenue of
   the Americas
   Building
   New York, New York    2,000,000    7/27/84          47%              fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships)(c)(e)
3. 2 Broadway
   Building
   New York, New York     1,600,000   8/14/84        9/18/95            fee ownership of land and
                           sq.ft.                                       improvements (through joint
                           n.r.a.                                       venture partnerships)(c)(f)

- -----------------------

 (a) The computation of this percentage does not include amounts invested from sources other than the original net proceeds of the offering of Interests as described above and in Item 7.

 (b) Reference is made to Note 3 and Note 5 of JMB/NYC Office Building Associates, L.P. and Unconsolidated
Ventures Combined Financial Statements and to Schedule III to such Combined Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments and the description of the notes payable secured by JMB/NYC's interests in the joint ventures owning the properties.

 (c) Reference is made to Note 2 for a description of the joint venture partnerships through which the
Partnership made this real property investment.

 (d) Reference is made to Item 8 - Schedule III of the Combined Financial Statements filed with this annual report for further information concerning real estate taxes and depreciation.

 (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

 (f) This property has been sold.  Reference is made to Note 2.




     Tenants at the Buildings include J. Walter Thompson Company (approximately 456,000 square feet) and North American Reinsurance Company (approximately 280,000 square feet) at the 237 Park Avenue Building and Bank of New York (approximately 167,600 square feet) at the 1290 Avenue of the Americas Building. A major insurance company has signed a lease for approximately 506,000 square feet at the 1290 Avenue of the Americas Building, with occupancy to commence in 1996. Reference is made to Item 6 below for further tenant information. Reference is made to the Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below for a discussion of the operations of the Partnership and its unconsolidated ventures.

     The Partnership's real property investments are subject to competition from similar types of properties (including properties owned or advised by affiliates of the General Partners and properties owned by the venture partners or their affiliates) in the vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, there is competition for new tenants in New York City and the surrounding area where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions affecting the investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The suitability and competitiveness of the properties depend primarily on the effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

     Reference is made to Note 4 of JMB/NYC Office Building Associates, L.P. and Unconsolidated Ventures Combined Financial Statements filed with this annual report for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     In September 1995, the 2 Broadway Building was sold to a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18.3 million. Reference is made to
Note 2 for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and Note 4 to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns, indirectly through joint venture partnerships, an interest in the properties referred to in Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                    1994                    1995
                                          --------------------------------------------------
                                              At    At    At    At    At    At    At    At
                         Principal Business  3/31  6/30  9/30 12/31  3/31  6/30  9/30 12/31
                         ------------------  ----  ----  ---- -----  ----  ---- ----- -----
1. 237 Park Avenue
    Building
    New York,
    New York . . . . .   Advertising          98%   98%   98%   98%   98%   98%   98%   98%
                         Insurance
                         Paper
                         Real Estate

2. 1290 Avenue of
    the Americas
    Building
    New York,
    New York . . . . .   Men's Clothing       90%   91%   91%   94%   94%   94%   94%   93%
                         Financial
                         Services

3. 2 Broadway
    Building
    New York,
    New York . . . . .   Financial
                         Services             30%   19%   19%   18%   18%   18%   N/A   N/A

- --------------------

     Reference is made to Item 6, Item 7 and Note 4 of the Combined Financial Statements for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.




                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 859 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to limited partners.




ITEM 6.  SELECTED FINANCIAL DATA

                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------
Total income . . . . .$    405,719    1,649,889   1,500,142    1,380,338   1,189,909
                      ============ ======================== ========================
Operating earnings
  (loss) . . . . . . .$ (1,006,925)   1,382,820   1,257,032    1,212,777   1,040,951
Partnership's share of
  loss from operations of
  unconsolidated venture(6,794,224)  (6,266,667)(22,166,989)  (7,124,283)(12,323,342)
Partnership's share of
  loss on sale of
  investment
  property . . . . . . (14,789,529)       --          --           --          --
Partnership's share of
  extraordinary gain on
  forgiveness of indebtedness
  of unconsolidated
  venture. . . . . . .  15,632,407        --          --           --          --
                      ------------ ------------------------ ------------------------
Net loss . . . . . . .$ (6,958,271)  (4,883,847)(20,909,957)  (5,911,506)(11,282,391)
                      ============ ======================== ========================
Net loss per Interest:
 Net operating loss. .$     (7,489)      (4,688)    (20,494)      (5,675)    (10,831)
 Share of loss on sale of
  investment property.     (14,642)       --          --           --          --
 Share of gain on forgiveness
  of indebtedness
  of unconsolidated
  venture. . . . . . .      15,476        --          --           --          --
                      ------------ ------------------------ ------------------------
Net loss per Interest
  (b). . . . . . . . .$     (6,655)      (4,688)    (20,494)      (5,675)    (10,831)
                      ============ ======================== ========================
Total assets . . . . .$  1,688,536   18,043,225  16,555,044   15,267,890  14,071,203
Cash distributions per
  Interest (b)(c). . .$     15,000        --          --           --         --
                      ============ ======================== ========================


- ----------

   (a) The above selected financial data should be read in conjunction with the financial statements of the Partnership and the related notes appearing elsewhere in this annual report.

   (b) The net loss and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

   (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have represented a return of capital for financial reporting purposes.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
- --------

1290 Avenue of
the Americas
Office Building  a)  The net rentable feet ("NRF") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                               NRF          Avg. Base Rent Per
                      December 31,        Occupancy Rate    Square Foot (1)
                      ------------        --------------    ------------------

                           1991. . . . .      97%              36.25
                           1992. . . . .      97%              36.94
                           1993. . . . .      98%              35.78
                           1994. . . . .      94%              36.93
                           1995. . . . .      93%              37.32

                           (1)  Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                         Base RentScheduled LeaseLease
                 b)    Significant Tenants    Square FeetPer AnnumExpiration DateRenewal Option
                       -------------------    -------------------------------------------------
                       None - No single tenant represents
                       10% or more of the net rentable
                       feet of the property.


                 c)    The following table sets forth certain
                       information with respect to the expiration of leases for the next ten years at the 1290 Avenue of the Americas Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases (1)     Leases (1)     Leases         Expiring
                       ------------   -------------  --------------------------    -----------
                       1996                 9          221,930    $ 5,196,228           7%
                       1997                 5           44,258      1,950,084           3%
                       1998                14          239,010      9,334,656          13%
                       1999                 6           78,422      2,871,480           4%
                       2000                 5            7,540        246,804           --
                       2001                 1           96,700      4,158,096           6%
                       2002                14          247,390     10,277,412          14%
                       2003                 5           43,607      1,965,444           3%
                       2004                12          163,190      7,827,036          11%
                       2005                 4           13,990        917,748           1%

                       (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.




Property
- --------

237 Park Avenue
Office Building  a)    The net rentable feet ("NRF") occupancy rate
                       and average baserent per square foot as of
                       December 31 for each of the last five years
                       were as follows:

                                               NRF          Avg. Base Rent Per
                       December 31,       Occupancy Rate    Square Foot (1)
                       ------------       --------------    ------------------

                           1991. . . . .     100%              35.03
                           1992. . . . .      98%              33.35
                           1993. . . . .      98%              30.85
                           1994. . . . .      98%              32.23
                           1995. . . . .      98%              31.14

                           (1)  Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                       Base Rent  Scheduled LeaseLease
                 b)    Significant Tenants  Square FeetPer Annum  Expiration DateRenewal Option
                       -------------------  --------------------  -----------------------------

                       J. Walter Thompson   456,132    $ 9,529,966  8/2006      N/A
                       Company
                       (Advertising Agency)

                       North American       279,906     10,101,248  8/2001      N/A
                       Reinsurance Company
                       (Insurance Company)


                 c)    The following table sets forth certain
                       information with respect to the expiration of leases for the next ten years at the 237 Park Avenue Office Building:

                                                                    Annualized     Percent of
                                      Number of      Approx. Total  Base Rent      Total 1995
                       Year Ending    Expiring       NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases (1)     Leases (1)     Leases         Expiring
                       ------------   ---------      --------------------------    ----------

                       1996              2              5,700       407,640             1%
                       1997              1             27,110     1,355,496             4%
                       1998              1                900       432,000             1%
                       1999              2             28,452     1,147,560             3%
                       2000              1              3,450       196,656             1%
                       2001              9            283,001    10,283,328            29%
                       2002              -              --            --               --
                       2003              2             21,641       873,420             2%
                       2004              4              9,693       340,380             1%
                       2005              2                932        86,988            --

                       (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report. There is substantial doubt about the Partnership's ability to continue as a going concern (see discussion below and in Note 2). Certain terms used herein are defined in Note 2.

     On April 30, 1985, the Partnership commenced a private offering of $62,700,000 in Limited Partnership Interests pursuant to a Private Placement Memorandum. A total of 1,000 Interests were sold at $62,700 per Interest. The net offering proceeds were utilized primarily for the payment of the Partnership's bank borrowings and related interest, additional contributions to JMB/NYC and working capital requirements.

     In February 1995, the Partnership distributed $15,000,000 to the Limited Partners ($15,000 per Interest) and $625,000 to the General Partners and made a related payment of management fees to the General Partners of $1,041,667. Such amounts were made out of excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee (as more fully discussed in Note 4). The Partnership believes that the transactions proposed in an agreement entered into with the Olympia & York affiliates in October 1994 (as more fully discussed below and in Note 2), although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions), thereby eliminating any potential funding obligation of the Partnership in the future. Consequently, the Partnership's working capital reserves were in excess of the amount necessary for the future operations of the Partnership.

     In addition, JMB, in accordance with its agreement with the Partnership to guarantee the Partnership a certain minimum return on its working capital (as more fully discussed in Note 4), has agreed to remit amounts due under this agreement (approximately $1,689,000 at December 31, 1995) from time to time, as needed, to fund the operations of the Partnership. Subsequent to the $2,850,000 funding made in March 1995 discussed above, JMB funded an additional $65,000 in December 1995 to pay for 1995 operating costs. In addition, based on the Partnership's working capital requirements for 1996 (including repayment of a temporary bank overdraft at December 31, 1995), approximately $354,000 of amounts due from JMB have been classified as current assets in the accompanying financial statements at December 31, 1995.

     Occupancy at 1290 Avenue of the Americas decreased slightly to 93%
during 1995.   During the third quarter of 1995, the Joint Venture that
owns the building executed a lease with a major insurance company for a lease of approximately 506,000 square feet of space in the building, for a fifteen year term with occupancy to commence in 1996. During the fourth quarter of 1994, the Joint Venture that owns the building negotiated an amendment with a tenant, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994.

     Occupancy at 237 Park Avenue remained at 98% during 1995.



     In October 1994, JMB/NYC entered into an agreement (the "Agreement") with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. A more detailed discussion of these items is contained below and in Note 2. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and the possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purpose. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, the Partnership recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $14,789,529 (which includes the Partnership's share ($10,113,054) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $15,632,407 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed in Note 2).



     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in the office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of 0&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB\NYC. Although JMB\NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of the 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB\NYC's respective interests therein are subject to change.The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC has had a dispute with the Olympia & York affiliates over the calculation of the effective interest rate with reference to the first mortgage loan, which covered all three properties, for the purpose of determining JMB/NYC's deficit funding obligation, as described more fully in Note 2. During the quarter ended March 31, 1993, an agreement was reached between JMB/NYC and the Olympia & York affiliates (the "1993 Agreement") which rescinded the default notices previously received by JMB/NYC and eliminated the operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate (subject to a minimum rate of 7% per annum), which is the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation for the period commencing July 1, 1993, and contend that a 12-3/4% per annum fixed rate applies. Certain provisions of the Agreement with the Olympia & York affiliates, when finalized, would resolve the funding obligation dispute.



     The 237 Park Avenue and the 1290 Avenue of the Americas office buildings currently serve as collateral for the first mortgage loan. A restructuring of the loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures as discussed above. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. In previous negotiations, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum. In the absence of the contemplated restructuring, an increase in the short-term U.S. Treasury obligation rate could result in increased interest payable on the first mortgage loan by the Three Joint Ventures.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of the interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related purchase note (each purchase note is secured by JMB/NYC's interest in the related Joint Venture). Under certain circumstances, the failure to repay a purchase note could constitute a default under, and permit an immediate acceleration of, the maturity of the purchase notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the purchase notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.

     Due to the various factors discussed above, it is likely that the Partnership would not be able to return any significant additional amount of the Limited Partners' original capital. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein) owned by the Three Joint Ventures (or JMB/NYC), the Limited Partners would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return a significant amount of the Limited Partners' original capital. The Partnership continues to seek a restructuring of the joint venture agreements as described above.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1995, 1994 and 1993 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC and the Three Joint Ventures as described in Note 2, and interest earned on the Partnership's working capital.

     The decrease in cash and cash equivalents, short-term investments and interest and other receivables as of December 31, 1995 as compared to December 31, 1994 is due to the Partnership's use of such resources to make a distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.



     The aggregate decrease in amounts due from affiliates as of December 31, 1995 as compared to December 31, 1994 is primarily due to the receipt of $2,850,000 and $65,000 in February and December 1995, respectively, from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully discussed in Note 4), partially offset by the accrual of additional interest earned on such guaranteed amounts.

     The increase in bank overdraft as of December 31, 1995 as compared to December 31, 1994 is attributable to the Partnership's temporary bank overdraft of approximately $155,000 at December 31, 1995 resulting from the timing of fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital (as more fully described in Note 4).

     The increase in amounts due to affiliates at December 31, 1995 as compared to December 31, 1994 represents the increased accrued interest on the Partnership's paid-in capital obligation to Carlyle Investors, Inc. (the general partner of Property Partners, L.P.) and Carlyle Managers, Inc. (the general partner of JMB/NYC Office Building Associates, L.P.) ($600,000 and $600,000, respectively) of which the Partnership is a 20% shareholder (see Note 2).

     The decrease in interest income for the year twelve months December 31, 1995 as compared to the twelve months ended December 31, 1994 and the increase in management fees paid to general partners for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is due to the lower average of amounts invested in U.S. Government securities during 1995 as compared to 1994 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.
The increase in interest income for the twelve months ended December 31, 1994 as compared to 1993 is primarily due to a higher average balance of investments in U.S. Government obligations held in 1994 resulting from the continued suspension of distributions to its partners.

     The increase in interest expense for the twelve months ended December 31, 1995 as compared to 1994 and for the twelve months ended December 31, 1994 as compared to 1993 is due to compounding of interest on the Partnership's obligation to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (see Note 2).

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the loss of rental income as a result of the sale of 2 Broadway in September 1995. The decrease in Partnership's share of loss from operations of unconsolidated venture for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is primarily due to (i) a $192,627,560 provision for value impairment recorded in 1993 for 2 Broadway due to the potential sale of the property at a sales price significantly below its net carrying value, (ii) an $11,946,284 provision for doubtful accounts recorded by JMB/NYC in 1993 due to the uncertainty of collectibility of amounts due from the Olympia & York affiliates to the Three Joint Ventures, and (iii) an $11,551,049 provision for doubtful accounts recorded in 1993 by JMB/NYC due to the uncertainty of collectibility of amounts due from tenants at the Three Joint Ventures' real estate investment properties. The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the twelve months ended December 31, 1994 as compared to the twelve months ended December 31, 1993 is partially offset by the Partnership's share of a decrease in rental income in 1994 at the 2 Broadway Building due to Bear Stearns vacating its space (approximately 11% of the building's leasable space) in April 1994 upon the expiration of its lease. (Reference is made to Note 2).



     The Partnership's share of loss on sale of investment property and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the twelve months ended December 31, 1995 is primarily due to the Partnership's share of loss from the sale of the 2 Broadway Building and the related share of the gain on the extinguishment of indebtedness (note 2).


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's investment properties have escalation clauses covering increases in the cost of operating the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                JMB/MANHATTAN ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

                             INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                  AND UNCONSOLIDATED VENTURES

                             INDEX

Independent Auditors' Report
Combined Balance Sheets, December 31, 1995 and 1994
Combined Statements of Operations, years ended December 31,
  1995, 1994, and 1993
Combined Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1995, 1994 and 1993
Combined Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Combined Financial Statements

                                                  SCHEDULE
                                                  --------

Combined Real Estate and Accumulated Depreciation   III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the combined financial statements or related notes.










                 INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the financial statements of JMB/Manhattan Associates, Ltd., a limited partnership (the Partnership), as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to report on these financial statements based on the results of our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

     As discussed in Note 2 to the financial statements, beginning July 1, 1993, the Partnership and its affiliated partners in JMB/NYC Office Building Associates, L.P. (JMB/NYC) were in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The Partnership's share of disputed interest aggregated $5,635,000, $6,109,000 and $2,386,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and has not been included in Partnership's share of loss from operations of unconsolidated venture in the accompanying financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 2, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 of the financial statements, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Also, commencing in January 1996, the real estate ventures ceased making monthly debt service payments on the first mortgage loan. Further, JMB/NYC and the unaffiliated venture partners in the real estate ventures have agreed to file, for each of the real estate joint ventures, a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings with respect to the 2 Broadway Ventures occurred in June 1995 with the remaining filings expected to occur in 1996. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The General Partners' plans in regard to these matters are described in Note 2.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                               (continued)



     Because of the significance of the uncertainties discussed in the preceding two paragraphs, we are unable to express, and we do not express, an opinion on the accompanying financial statements.







                              KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996




                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents, (note 1). . . . . . . . . . . .   $      --         3,784,075
  Short-term investments (note 1). . . . . . . . . . . . . .          --         9,912,520
  Interest and other receivables . . . . . . . . . . . . . .          --            20,397
  Amounts due from affiliates (note 4) . . . . . . . . . . .        354,082          --
                                                               ------------    -----------
          Total current assets . . . . . . . . . . . . . . .        354,082     13,716,992
                                                               ------------    -----------

Amounts due from affiliates (note 4) . . . . . . . . . . . .      1,334,454      4,326,233
                                                               ------------    -----------

                                                               $  1,688,536     18,043,225
                                                               ============    ===========




                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . .   $    155,322          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . .          9,922         19,281
  Amounts due to affiliates (notes 2 and 4). . . . . . . . .      1,888,718      1,757,445
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . .      2,053,962      1,776,726

Investment in unconsolidated venture, at equity (notes 2 and 5)  77,333,831     71,382,485

Commitments and contingencies (notes 2 and 4)

Partners' capital accounts (deficits) (notes 1 and 3):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . .          1,500          1,500
      Cumulative net losses. . . . . . . . . . . . . . . . .     (4,244,817)    (3,941,200)
      Cumulative cash distributions. . . . . . . . . . . . .       (737,500)      (112,500)
                                                               ------------    -----------
                                                                 (4,980,817)    (4,052,200)
                                                               ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . .     57,042,489     57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . .   (111,760,929)  (105,106,275)
      Cumulative cash distributions. . . . . . . . . . . . .    (18,000,000)    (3,000,000)
                                                               ------------    -----------
                                                                (72,718,440)   (51,063,786)
                                                               ------------    -----------
          Total partners' capital accounts (deficits). . . .    (77,699,257)   (55,115,986)
                                                               ------------    -----------
                                                               $  1,688,536     18,043,225
                                                               ============    ===========







                        See accompanying notes to financial statements.


                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
  Interest . . . . . . . . . . . . . . . . .   $    405,719      1,649,889      1,500,142
                                               ------------   ------------   ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . .        131,272        110,620         53,777
  Professional services. . . . . . . . . . .        185,439         99,596        132,706
  Management fees paid to general partners .      1,041,667          --             --
  General and administrative . . . . . . . .         54,266         56,853         56,627
                                               ------------   ------------   ------------
                                                  1,412,644        267,069        243,110
                                               ------------   ------------   ------------
      Operating earnings (loss). . . . . . .     (1,006,925)     1,382,820      1,257,032
Partnership's share of loss from
  operations of unconsolidated
  venture (notes 2 and 5). . . . . . . . . .     (6,794,224)    (6,266,667)   (22,166,989)
                                               ------------   ------------   ------------
      Net operating loss . . . . . . . . . .     (7,801,149)    (4,883,847)   (20,909,957)
Partnership's share of loss on sale
  of investment property (note 2). . . . . .    (14,789,529)         --             --
                                               ------------   ------------   ------------
      Loss before extraordinary item . . . .    (22,590,678)         --             --

Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture (note 2). . . . .     15,632,407          --             --
                                               ------------   ------------   ------------
      Net loss . . . . . . . . . . . . . . .   $ (6,958,271)    (4,883,847)   (20,909,957)
                                               ============   ============   ============



                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED




                                                   1995           1994           1993
                                               ------------   ------------   ------------

      Net loss per limited partnership
       interest (notes 1 and 3):
         Net operating loss. . . . . . . . .   $     (7,489)        (4,688)       (20,494)
         Partnership's share of loss on
          sale of investment property. . . .        (14,642)         --             --
         Partnership's share of gain on
          forgiveness of indebtedness
          of unconsolidated venture. . . . .         15,476          --             --
                                               ------------   ------------   ------------
            Net loss . . . . . . . . . . . .   $     (6,655)        (4,688)       (20,494)
                                               ============   ============   ============


























                        See accompanying notes to financial statements.


                                 JMB/MANHATTAN ASSOCIATES, LTD.
                                     (A LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                       CONTRI-
                                                       BUTIONS
                                 CASH                  NET OF
            CONTRI-   NET        DISTRI-              OFFERING    NET       CASH
            BUTIONS   LOSS       BUTIONS     TOTAL     COSTS      LOSS  DISTRIBUTIONS    TOTAL
            -----------------  -------------------------------------------------------------------
Balance
 (deficits)
 December 31,
 1992. . . . $1,500(3,330,147)   (112,500)(3,441,147) 57,042,489(79,923,524) (3,000,000)(25,881,035)
Net loss . .   --    (415,699)      --      (415,699)    --   (20,494,258)     --    (20,494,258)
             ----------------   ----------------------------------------------------------------
Balance
 (deficits)
 December 31,
 1993. . . .  1,500(3,745,846)   (112,500)(3,856,846)57,042,489(100,417,782)(3,000,000)(46,375,293)
Net loss . .   --    (195,354)      --      (195,354)    --    (4,688,493)     --     (4,688,493)
             ----------------   ----------------------------------------------------------------
Balance
 (deficits)
 December 31,
 1994. . . .  1,500(3,941,200)   (112,500)(4,052,200)57,042,489(105,106,275)(3,000,000)(51,063,786)
Cash distri-
 butions
 ($15,000 per
 limited
 partnership
 interest) .   --       --       (625,000)  (625,000)    --         --   (15,000,000)(15,000,000)
Net loss . .   --    (303,617)      --      (303,617)    --    (6,654,654)     --     (6,654,654)
             ----------------   ----------------------------------------------------------------
Balance
 (deficits)
 December 31,
 1995. . . . $1,500(4,244,817)   (737,500)(4,980,817)57,042,489(111,760,929)(18,000,000)(72,718,440)
             ================   ================================================================

                         See accompanying notes to financial statements.


                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                    1995          1994           1993
                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . $ (6,958,271)    (4,883,847)   (20,909,957)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of loss from
      operations of unconsolidated venture . .    6,794,224      6,266,667     22,166,989
    Partnership's share of loss on sale
      of investment property . . . . . . . . .   14,789,529          --             --
    Partnership's share of gain from
      forgiveness of indebtedness of
      unconsolidated venture . . . . . . . . .  (15,632,407)         --             --
  Changes in:
    Interest and other receivables . . . . . .       20,397         28,332        186,988
    Accounts payable . . . . . . . . . . . . .       (9,359)        (1,259)       (17,265)
    Amounts due to affiliates. . . . . . . . .      131,273        106,620         53,777
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . . .     (864,614)     1,516,513      1,480,532
                                                -----------    -----------    -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments . . . . . . . . . .    9,912,520      1,091,305      1,827,475
  Partnership's contributions to
    unconsolidated venture . . . . . . . . . .        --             --            (6,390)
                                                -----------    -----------    -----------
          Net cash provided by
            investing activities . . . . . . .    9,912,520      1,091,305      1,821,085
                                                -----------    -----------    -----------
  Cash flows from financing activities:
    Bank overdraft . . . . . . . . . . . . . .      155,322          --             --
    Distributions to limited partners. . . . .  (15,000,000)         --             --
    Distributions to general partners. . . . .     (625,000)         --             --
    Change in amounts due from affiliates. . .    2,637,697     (1,139,570)    (1,099,706)
                                                -----------    -----------    -----------
          Net cash used in financing activities (12,831,981)    (1,139,570)    (1,099,706)
                                                -----------    -----------    -----------



                                JMB/MANHATTAN ASSOCIATES, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1995          1994           1993
                                                -----------    -----------    -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . .   (3,784,075)     1,468,248      2,201,911

          Cash and cash equivalents,
            beginning of year. . . . . . . . .    3,784,075      2,315,827        113,916
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .  $     --         3,784,075      2,315,827
                                                ===========    ===========    ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . .  $     --             --             --
                                                ===========    ===========    ===========
  Non-cash investing and financing activities:
    Contributions payable to unconsolidated
      venture (note 2) . . . . . . . . . . . .  $     --             --         1,200,000
                                                ===========    ===========    ===========



















                        See accompanying notes to financial statements.


                JMB/MANHATTAN ASSOCIATES, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through joint ventures) an equity investment portfolio of commercial real estate in the city of New York, New York. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's (indirect) interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") through Property Partners, L.P. Accordingly, the financial statements do not include the accounts of Property Partners, L.P. or JMB/NYC.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                             1995                           1994
                             -------------------------------------------------------------
                                                  TAX BASIS
                                 GAAP BASIS      (Unaudited)    GAAP BASIS      TAX BASIS
                                ------------     -----------   ------------    -----------


Total assets . . . . . . . . .   $ 1,688,536     12,083,306     18,043,225     28,870,196
Partners' capital accounts
 (deficits):
  General partners . . . . . .    (4,980,817)   (22,805,104)    (4,052,200)   (22,008,973)
  Limited partners . . . . . .   (72,718,440)   (75,295,495)   (51,063,786)   (45,808,838)
 Net income (loss):
  General partners . . . . . .      (303,617)      (171,131)      (195,354)        21,949
  Limited partners . . . . . .    (6,654,654)   (14,486,657)    (4,688,493)       526,775
 Net income (loss) per
  limited partnership
  interest . . . . . . . . . .        (6,655)       (14,487)        (4,688)           527
                                ============   ============   ============   ============




     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners. Reference is made to note 3 for a discussion of the allocations of profits and losses.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $3,757,085 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts reflected as short-term investments being held to maturity.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 presentation.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.



     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the properties owned by the Partnership's unconsolidated ventures in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.


(2)  VENTURE AGREEMENTS

     The Partnership owns indirectly through Property Partners, L.P. and JMB/NYC an interest in (i) the 237 Park Avenue Associates venture which owns a 23-story office building, (ii) the 1290 Associates venture which owns a 44-story office building, and (iii) the 2 Broadway Associates and 2 Broadway Land Co. ventures which sold their 32-story office building in September 1995 as discussed below (together "Three Joint Ventures" and individually a "Joint Venture"). All of the buildings are located in New York, New York. In addition to JMB/NYC, the partners of the Three Joint Ventures include O&Y Equity Company, L.P. and O&Y NY Building Corp. (hereinafter sometimes referred to as the "Olympia & York affiliates"), both of which are affiliates of Olympia and York Developments, Ltd. (hereinafter sometimes referred to as "O&Y").

     JMB/NYC is a limited partnership among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $600,000 of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The Partnership currently holds, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC.

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



     The terms of the JMB/NYC venture agreement generally provide that JMB/NYC's share of the Three Joint Ventures' annual cash flow, sale or refinancing proceeds, operating and capital costs (to the extent not covered by cash flow from a property) and profit and loss will be distributed to, contributed by or allocated to the Partnership in proportion to its (indirect) share of capital contributions to JMB/NYC. As discussed below, an agreement (the "Agreement") with the Olympia & York affiliates, when effective, would provide first for allocation of cash flow to the Olympia & York affiliates to the level of certain Preference Amounts, as defined. The Agreement would also, among other things, provide for no further allocation from the Joint Ventures of depreciation, amortization or operating losses and the allocation of operating income from the Joint Ventures only to the extent of cash flow distributions to JMB/NYC.

     In October 1994, JMB/NYC entered into the Agreement with the Olympia & York affiliates to resolve certain disputes which are more fully discussed below. Certain provisions of the Agreement became immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the Three Joint Ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale were to be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994. As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the Three Joint Ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other Joint Ventures are expected to occur in 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the proposed reorganization plans for the other Joint Ventures, although various specifics of the proposed transactions are expected to be changed and there is no assurance that such proposed transactions would be substantially incorporated. In particular, the restructuring of their ownership interests in the 237 Park and the 1290 Avenue of the Americas properties by the Olympia & York affiliates and the possible reorganization of the 237 Park Avenue and 1290 ventures discussed below is expected to result in certain changes to the transactions proposed in the Agreement, although the extent of such changes has not been determined. Consequently, there are no assurances that the substance of the transactions contemplated in the Agreement will be finalized. In any event, there would need to be a significant improvement in current market and property operating conditions resulting in a significant increase in the value of the 237 Park Avenue and 1290 Avenue of the Americas properties before JMB/NYC would receive any significant share of future net proceeds from operations, sale or refinancing. The contemplated restructuring of the Joint Ventures' agreements would include the elimination of any funding obligation by JMB/NYC for any purposes. Consequently, in such event, JMB/NYC would recognize, for financial reporting purposes, a gain to the extent of the then current deficit investment balance (which amount was $257,188,201 as of December 31, 1995). In the event that one or more of the transactions proposed in the Agreement are not consummated, JMB/NYC and the Partnership may, among other things, recognize substantial gain for Federal income tax purposes with no corresponding distributable proceeds.



     In October 1995, certain affiliates of O&Y, including one of the partners in the Joint Ventures, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These affiliates of O&Y are preparing a plan to restructure their ownership interests in various office buildings, including the 237 Park Avenue and 1290 Avenue of the Americas office buildings, which could take the form of one or more real estate investment trusts. Any such restructuring would be subject to the approval of their various creditors and other affiliates of O&Y as well as the bankruptcy court, and would likely result in such creditors collectively obtaining control of such ownership interests. In connection with such restructuring, it is expected that 237 Park Avenue Associates and 1290 Associates will seek reorganization under Chapter 11 of the United States Bankruptcy Code pursuant to a plan agreed upon by their creditors and their partners, including JMB\NYC. Although JMB\NYC has had discussions with the Olympia & York affiliates and certain creditors concerning restructuring proposals and a reorganization of 237 Park Avenue Associates and 1290 Associates, a proposal for the restructuring of the Olympia & York affiliates' ownership interests and a plan for the reorganization of the two Joint Ventures have not been agreed upon. Accordingly, the terms of such restructuring and reorganization and their effect, if consummated, on the Joint Ventures and the Olympia & York affiliates' and JMB\NYC's respective interests therein are subject to change. The Partnership believes that the substance of these proposed transactions will be effected, although changes in the form and structure of the proposed transactions are expected to be required. However, it is possible that one or more of the proposed transactions contemplated by the Agreement may not be effected as a result of such restructuring, which could result in, among other things, JMB/NYC and the Partnership recognizing substantial gain for Federal income tax purposes with no corresponding distributable proceeds.

     JMB/NYC purchased a 46.5% interest in each of the Three Joint Ventures for approximately $173,600,000, subject to a long-term first mortgage loan which has been allocated between the individual Joint Ventures. A portion of the purchase price was represented by four 12-3/4% promissory notes (the "Purchase Notes") which have an aggregate outstanding principal balance of $33,272,592 and $34,158,225 at December 31, 1995 and December 31, 1994,
respectively. Such Purchase Notes, which contain cross-default provisions, and are non-recourse to JMB/NYC, are secured by JMB/NYC's interests in the Three Joint Ventures, and such Purchase Note relating to the purchase of the interest in the ventures formerly owning the 2 Broadway Building is additionally secured by JMB/NYC's interest in $19,000,000 of distributable sale proceeds from the other two Joint Ventures. A default under the Purchase Notes would include, among other things, a failure by JMB/NYC to repay a Purchase Note upon acceleration of the maturity, and could cause an immediate acceleration of the Purchase Notes for the other Joint Ventures. The Purchase Notes provide for monthly interest only payments on the principal and accrued interest based upon the level of distributions payable to JMB/NYC discussed below. If the distributions paid or payable to JMB/NYC are insufficient to cover monthly interest on the Purchase Notes, then the shortfall interest (as defined) accrues and compounds monthly. Interest accruals total $47,164,545 at December 31, 1995 as no payments were made on any of the Purchase Notes during 1995 and 1994. All of the principal and accrued interest on the Purchase Notes is due in 1999 or, if earlier, on the sale or refinancing of the related property. The Agreement with the Olympia & York affiliates, when effective, would provide for an extension of the due dates on the Purchase Notes. It further provides for the cancellation of indebtedness under the 2 Broadway Purchase Notes in excess of $19 million. As discussed more fully below, in September 1995 the 2 Broadway Joint Ventures concluded the sale of the 2 Broadway Building at a price which did not provide any proceeds to JMB/NYC to repay the related Purchase Notes. Consequently, principal and accrued interest on the 2 Broadway Purchase Notes in the amount of $62,529,627 was discharged and $19,000,000 of the 2 Broadway Purchase Notes has been re-allocated and is payable out of JMB/NYC's share of distributable cash flow or sale proceeds, if any, from the other two Joint Ventures.



     Subsequent to 1991, pursuant to the agreement (the "1993 Agreement") reached in March, 1993 between JMB/NYC and the Olympia & York affiliates, for the period January 1, 1992 to June 30, 1993, as discussed below, gross income was allocable to the Olympia & York affiliates to the extent of the distributions of excess monthly cash flow received for the period with the balance of operating profits or losses allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. Beginning July 1, 1993, operating profits or losses, in general, are allocated 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates. The Agreement with the Olympia & York affiliates, when effective, would provide for no further allocation to JMB/NYC of depreciation, amortization or operating losses and the allocation of operating income only to the extent of cash flow distributions, if any, during the remaining term of the Joint Ventures. There was no allocation of depreciation, amortization or operating income or losses to JMB/NYC for Federal income tax purposes in 1994 or 1995. However, JMB/NYC did recognize a loss of $55,357,404 on the sale (as described below) of the 2 Broadway Building for Federal income tax purposes in 1995.

     Under the terms of the Three Joint Ventures' agreements, the Olympia & York affiliates were obligated to make capital contributions to the Three Joint Ventures to pay any operating deficits (as defined) and to pay a preferred return through December 31, 1991 to JMB/NYC. JMB/NYC did not receive its preferred return for the fourth quarter 1991 and the Olympia & York affiliates applied JMB/NYC's preferred return to 1992 disputed interest calculations (see below). Subsequent to 1991, capital contributions to pay for property operating deficits and other requirements that may be called for under the Three Joint Ventures' agreements are required to be shared 46.5% by JMB/NYC and 53.5% by the Olympia & York affiliates. The Olympia & York affiliates have alleged that pursuant to the Three Joint Ventures' agreements between the Olympia & York affiliates and JMB/NYC, the effective rate of interest with reference to the first mortgage loan for the purpose of calculating JMB/NYC's share of operating cash flow or deficits after 1991 is as though the rate were fixed at 12-3/4% per annum (versus the variable short-term U.S. Treasury obligation rate plus 1-3/4% per annum (with a minimum 7%) payable on the first mortgage loan). JMB/NYC believes that, commencing in 1992, the Three Joint Ventures' agreements require an effective rate of interest with reference to the first mortgage loan, based upon each Joint Venture's allocable share of the loan, to be 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess monthly operating cash flow after capital costs of each of the Three Joint Ventures, such sum not to be less than a 7% nor to exceed a 12-3/4% per annum interest rate, rather than the 12-3/4% per annum fixed rate that applied prior to 1992. The Olympia & York affiliates have disputed this calculation of interest expense and contended that the 12-3/4% per annum fixed rate applied after 1991.

     The 1993 Agreement rescinded the default notices previously received by JMB/NYC and eliminated the alleged operating deficit funding obligation of JMB/NYC for the period January 1, 1992 through June 30, 1993. Pursuant to the 1993 Agreement, during this period, JMB/NYC recorded interest expense at the interest rate on the underlying first mortgage loan. Under the terms of the 1993 Agreement, during this period, the amount of capital contributions that the Olympia & York affiliates and JMB/NYC would have been required to make to the Three Joint Ventures, if the first mortgage loan bore interest at a rate of 12-3/4% per annum (the Olympia & York affiliates' interpretation), became a priority distribution level to the Olympia & York affiliates from the Three Joint Ventures' annual cash flow or net sale or refinancing proceeds. The 1993 Agreement also entitled the Olympia & York affiliates to a 7% per annum return on such unpaid priority distribution level. The 1993 Agreement also provided that, except as specifically agreed otherwise, the parties each reserved all rights and claims with respect to each of the Three Joint Ventures and each of the partners thereof, including, without limitation, the interpretation of or rights under each of the joint venture partnership agreements for the Three Joint Ventures. As a result of the above noted agreement with the Olympia & York affiliates, the cumulative priority distribution level payable to the Olympia & York affiliates at December 31, 1995 is approximately $55,000,000. The term of the 1993 Agreement expired on June 30, 1993. Therefore, effective July 1, 1993, JMB/NYC is recording interest expense at 1-3/4% over the variable short-term U.S. Treasury obligation rate plus any excess operating cash flow after capital costs of the Three Joint Ventures, such sum not to be less than a 7% nor exceed a 12-3/4% per annum interest rate. The Olympia & York affiliates continued to dispute this calculation and for the period commencing July 1, 1993 contend that a 12-3/4% per annum fixed rate applies. Based upon this interpretation, interest expense for the Three Joint Ventures for the twelve months ended December 31, 1995 was $115,730,680. Based upon the amount of interest determined by JMB/NYC for the twelve months ended December 31, 1995, interest expense for the Three Joint Ventures was $67,258,773. The cumulative effect of recording the interest expense calculated by JMB/NYC is to reduce the losses of the Three Joint Ventures by $121,543,336 (of which the Partnership's share is $14,129,413) for the period July 1, 1993 through December 31, 1995 and to correspondingly reduce what would otherwise be JMB/NYC's funding obligation with respect to the Three Joint Ventures.

     Certain provisions of the Agreement with the Olympia & York affiliates, when effective, would resolve the funding obligation dispute. In general, the priority distribution level created in the 1993 Agreement and JMB/NYC's alleged funding obligation subsequent to June 30, 1993 would be eliminated in return for the creation of a new preferential distribution level to the Olympia & York affiliates payable from all sources of available cash ("Preference Amount"). Such Preference Amount would be $81,500,000 for 1290 Avenue of the Americas and $38,500,000 for 237 Park Avenue and both amounts would bear interest at 9% per annum, compounded monthly, retroactively effective May 1, 1994. Net proceeds available, if any, after repayment of the Preference Amounts plus interest, would then be distributable in accordance with the original terms of the Three Joint Ventures' Agreements which provide for, in general, that net proceeds from all sources will be distributable 46.5% to JMB/NYC and 53.5% to the Olympia & York affiliates, subject to, as described above, repayment by JMB/NYC of its remaining Purchase Notes.

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

     The Partnership's potential liability for such contribution, if any, would be its share, if any, of the liability of JMB/NYC and would depend upon, among other things, the amounts of JMB/NYC's and the Olympia & York affiliates' respective capital accounts at the time of a sale or other disposition of Joint Venture property, the amount of JMB/NYC's share of the taxable gain attributable to such sale or other disposition of the Joint Venture property and the timing of the dissolution and liquidation of the Joint Venture. Although the amount of such liability could be material, the Limited Partners of the Partnership would not be required to make additional contributions of capital to satisfy such obligation, if any, of the Partnership. The Partnership's deficit investment balance in JMB/NYC as reflected in the balance sheet (aggregating $78,535,221 at December 31, 1995) does not necessarily represent the amount, if any, the Partnership would be required to pay to satisfy a deficit capital account restoration obligation. Under the Agreement with the Olympia & York affiliates, subject to the satisfaction of certain conditions, any deficit capital account funding obligation of JMB/NYC to the Joint Ventures would be eliminated.

     In September 1995, the 2 Broadway Joint Ventures concluded the sale of 2 Broadway with a third party for a net purchase price, after commissions and certain other payments but before prorations, of approximately $18,300,000. As a result of this sale, the Partnership recognized, for financial reporting purposes, its share of the loss on the sale of investment property of $14,789,529 (which includes the Partnership's share ($10,113,054) of the write-off of JMB/NYC's remaining investment in the 2 Broadway Joint Ventures), offset by a gain of $15,632,407 which represents the Partnership's share of JMB/NYC's related gain on the forgiveness of indebtedness (as more fully discussed above). Such sale did not result in the dissolution and termination of the 2 Broadway Building Joint Ventures for the purposes of the deficit capital account balance computation as described above. Due to the anticipated sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, a provision for value impairment was recorded at December 31, 1993 for financial reporting purposes for $192,627,560, which was allocated $136,534,366 and $56,093,194 to the Olympia & York affiliates and JMB/NYC, respectively. Such provision was allocated to the joint venture partners to reflect their respective ownership percentages before the effect of the non-recourse Purchase Notes including accrued interest.

     The 237 Park Avenue and the 1290 Avenue of the America's office buildings currently serve as collateral for the first mortgage loan. Prior to 1996, the lender asserted various defaults under the loan. Commencing in January 1996, the Joint Ventures ceased making monthly debt service payments on the first mortgage loan. A restructuring of the loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings and the reorganization of the 237 Park Avenue and 1290 ventures, as discussed above. The Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures and reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Interest on the first mortgage loan is currently calculated based upon a variable rate related to the short-term U.S. Treasury obligation rate, subject to a minimum rate on the loan of 7% per annum.

     Should a restructuring of the Joint Ventures providing for the elimination of JMB/NYC's funding obligations in accordance with the Agreement not be finalized, JMB/NYC may decide not to commit any additional amounts to the Three Joint Ventures. In addition, under these circumstances, it is possible that JMB/NYC may determine to litigate these issues with the Olympia & York affiliates. A decision not to commit any additional funds or an adverse litigation result could, under certain circumstances, result in the loss of JMB/NYC's interest in the related Joint Ventures. The loss of an interest in a particular Joint Venture could, under certain circumstances, permit an acceleration of the maturity of the related Purchase Note (each Purchase Note is secured by JMB/NYC's interest in the related venture). Under certain circumstances, the failure to repay a Purchase Note could constitute a default under, and permit an immediate acceleration of, the maturity of the Purchase Notes for the other Joint Ventures. In such event, JMB/NYC may decide not to repay, or may not have sufficient funds to repay, any of the Purchase Notes and accrued interest thereon. This could result in JMB/NYC no longer having an interest in any of the related Joint Ventures, which would result in substantial net gain for financial reporting and Federal income tax purposes to JMB/NYC (and through JMB/NYC and the Partnership, to the Limited Partners) with no distributable proceeds. In such event, the Partnership would then proceed to terminate its affairs.



     The properties are being managed by an affiliate of the Olympia and York affiliates for a fee equal to 1% of gross receipts. An affiliate of the Olympia and York affiliates performs maintenance and repair work and construction of certain tenant improvements at the investment properties. Additionally, the Olympia and York affiliates have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.


(3)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Limited Partners if the net tax losses exceed the Limited Partners' current basis in the Partnership. The Limited Partners' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and tax losses incurred plus the Limited Partners' share of the minimum taxable gain from a hypothetical disposition of the properties. For the years ended December 31, 1993, 1994 and 1995, the Limited Partners were allocated tax losses in an amount equal to their share of the increase in the Partnership's minimum taxable gain during 1993, 1994 and 1995. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or of the properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition (as described below), plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or of the
properties are to be allocated 1% to the General Partners.   The remaining
sale or disposition profits and losses are allocable to the Limited Partners. All such profits or losses generally will be allocated among the Limited Partners in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Limited Partners in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 6.25% constitutes a management fee).

     The Partnership Agreement provides that the General Partners shall receive as a distribution of the proceeds (net after expenses and liabilities and retained working capital) from the sale or refinancing of a real property 3% of the Partnership's proportionate share of the selling price for any property sold and that the net remaining proceeds be distributed 85% to the Limited Partners and 15% to the General Partners. However, such distribution is subordinated such that the Limited Partners shall receive 99% of such net sale or refinancing proceeds and the General Partners shall receive 1% until the Limited Partners (i) have received cumulative cash distributions from the Partnership's operations which, when combined with net sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners average capital investment for each year (their initial capital investment reduced by net sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1989 and (ii) have received cash distributions of net sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership. The 3% General Partner distribution discussed above is further subordinated to repayment to the General Partners of any principal and interest due on certain loans made by the General Partners to the Partnership.




(4)  TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1995, $216,728 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Limited Partners have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. In 1995, the General Partners received their share of Distributable Cash in the amount of $1,666,667 (including $1,041,667 paid as a partnership management fee). Since the Limited Partners' share of the Distributable Cash resulted in a distribution to them for the quarter in excess of a 7% per annum return on their adjusted capital investment, the General Partners were not required to loan their share of Distributable Cash back to the Partnership.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $16,393, $15,058 and $18,393 for 1995, 1994 and 1993, respectively, all of which was paid at December 31, 1995. Affiliates were also entitled in 1995 to reimbursement for other administrative charges of $7,466, all of which was unpaid at December 31, 1995.

     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by and partially reimbursed to affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     As more fully discussed in note 2, the Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). As of December 31, 1995, these obligations bore interest of 5.83% per annum and interest accrued on these obligations was $171,989.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In March 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,689,000 at December 31, 1995) from time to time, as needed, to fund the operations of the Partnership. Accordingly, in December 1995, JMB funded an additional $65,000 to pay for 1995 Partnership operating costs. Based on the Partnership's working capital requirements for 1996, (including repayment of a temporary bank overdraft at December 31, 1995), approximately $354,000 of amounts due from JMB have been classified as current in the accompanying financial statements at December 31, 1995. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.




(5)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for JMB/NYC and unconsolidated ventures as of and for the years ended December 31, 1995 and 1994 is as follows:

                                       1995          1994
                                   ------------   -----------

Current assets . . . . . . . . . . $ 13,898,980    44,191,548
Current liabilities (includes $902,603,491
 and $913,398,422 of current portion
 of long-term debt at December 31,
 1995 and December 31, 1994) . . . (930,523,456) (941,725,934)
                                   ------------   -----------
   Working capital (deficit) . . . (916,624,476) (897,534,386)
                                   ------------   -----------
Investment property, net . . . . .  649,606,970   718,682,403
Accrued rent receivable. . . . . .   52,194,637    51,254,978
Deferred expenses. . . . . . . . .   18,168,925    11,698,403
Other liabilities. . . . . . . . .  (85,039,094) (149,171,447)
Venture partners' deficit. . . . .  213,270,871   192,486,174
                                   ------------   -----------
   Partnership's capital (deficit) $(68,422,167)  (72,583,875)
                                   ============   ===========
Represented by:
 Invested capital. . . . . . . . . $ 52,586,784    52,586,784
 Cumulative net losses . . . . . . (111,635,202) (115,796,910)
 Cumulative cash
    distributions. . . . . . . . .   (9,373,749)   (9,373,749)
                                   ------------   -----------
                                   $(68,422,167)  (72,583,875)
                                   ============   ===========
Total income . . . . . . . . . . . $163,838,267   147,761,499
                                   ============   ===========
Expenses applicable to operating loss$180,511,256 183,850,523
                                   ============   ===========
Net loss . . . . . . . . . . . . . $(16,672,989)  (36,089,024)
                                   ============   ===========


     Total income and net loss for the year ended December 31, 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building in September 1995. (Reference is made to note 2).

     Also, for the year ending December 31, 1993, total income was $168,002,257, expenses applicable to operating loss were $411,977,853 and the net loss was $243,975,596 for JMB/NYC and the unconsolidated ventures.











                 INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the combined financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) and unconsolidated ventures as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the General Partners of JMB/Manhattan Associates, Ltd. (the Partnership). Our responsibility is to report on these combined financial statements and financial statement schedule based on the results of our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

     As discussed in Note 2 of the Partnership's notes to the financial statements, incorporated by reference in Note 2 of the combined financial statements, beginning July 1, 1993, JMB/NYC was in dispute with the unaffiliated venture partners in the real estate ventures over the calculation of the effective interest rate with reference to the first mortgage loan, which covers the real estate owned through JMB/NYC's joint ventures. The disputed interest aggregated $48,472,000, $52,550,000 and $20,521,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and has not been included in mortgage and other interest in the accompanying combined financial statements. In October 1994, JMB/NYC entered into an agreement (the Agreement) with the unaffiliated venture partners in the real estate ventures which, when effective, would resolve this dispute by providing interest at the same rate as the first mortgage loan and would eliminate any funding obligations by JMB/NYC. However, as discussed in Note 2, there are no assurances that the Agreement will be finalized and become effective. The ultimate outcome of this uncertainty cannot presently be determined.

     The accompanying combined financial statements and financial statement schedule have been prepared assuming that JMB/NYC and unconsolidated ventures will continue as going concerns. As discussed in Note 2 of the Partnership's notes to financial statements, incorporated by reference in
Note 2 of the combined financial statements, the holder of the first mortgage loan alleged certain defaults under the loan agreements. Also, commencing in January 1996, the real estate ventures ceased making monthly debt service payments on the first mortgage loan. Further, JMB/NYC and the unaffiliated venture partners in the real estate ventures have agreed to file, for each of the real estate joint ventures, a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. Such filings with respect to the 2 Broadway ventures occurred in June of 1995





                                               (continued)


with the remaining filings expected to occur in 1996. These circumstances raise substantial doubt about JMB/NYC and unconsolidated ventures' ability to continue as going concerns. The General Partners' plans in regard to these matters are also described in Note 2 of the Partnership's notes to the financial statements. The combined financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainties discussed in the preceding two paragraphs, we are unable to express, and we do not express, an opinion on the accompanying combined financial statements and financial statement schedule.







                                KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                                    COMBINED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                  1995             1994
                                                             --------------  -------------
Current assets:
  Cash (including amounts held by property manager). . . . .   $    647,722      1,529,078
  Restricted funds (note 1). . . . . . . . . . . . . . . . .      9,356,055     23,929,599
  Rents and other receivables (net of allowance for
    doubtful accounts of $9,455,898 for 1995 and
    $8,167,305 for 1994) . . . . . . . . . . . . . . . . . .      2,378,248      3,234,487
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .        977,891     13,918,412
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . .        492,957      1,425,723
  Tenant notes receivable. . . . . . . . . . . . . . . . . .         46,107        154,249
  Due from the O&Y affiliates (net of allowance for
    uncollectibility of $15,417,785 for 1995 and
    $13,608,787 for 1994) (note 1) . . . . . . . . . . . . .          --              --
                                                             --------------  -------------

          Total current assets . . . . . . . . . . . . . . .     13,898,980     44,191,548
                                                             --------------  -------------

Investment properties, at cost (notes 1, 2, 3
 and Schedule III):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .    163,939,715    168,798,314
  Buildings and improvements . . . . . . . . . . . . . . . .    799,898,096    956,574,507
                                                             --------------  -------------
                                                                963,837,811  1,125,372,821
  Less accumulated depreciation. . . . . . . . . . . . . . .    314,230,841    406,690,418
                                                             --------------  -------------
          Total investment properties,
            net of accumulated depreciation. . . . . . . . .    649,606,970    718,682,403
                                                             --------------  -------------
Accrued rents receivable (note 1). . . . . . . . . . . . . .     52,194,637     51,254,978
Deferred expenses (note 1) . . . . . . . . . . . . . . . . .     18,168,925     11,698,403
                                                             --------------  -------------
                                                             $  733,869,512    825,827,332
                                                             ==============  =============




                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                              COMBINED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1995             1994
                                                             --------------  -------------
Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . $  902,603,491    913,398,422
  Accounts payable and accrued expenses. . . . . . . . . . .      5,980,842      4,666,201
  Tenant allowances payable. . . . . . . . . . . . . . . . .          --         2,809,707
  Accrued interest . . . . . . . . . . . . . . . . . . . . .      5,341,844      5,557,267
  Unearned rent (note 4) . . . . . . . . . . . . . . . . . .     16,597,279     13,724,100
  Interest payable to the O&Y affiliates . . . . . . . . . .          --         1,570,237
                                                             --------------  -------------
          Total current liabilities. . . . . . . . . . . . .    930,523,456    941,725,934

Unearned rent (note 4) . . . . . . . . . . . . . . . . . . .      4,109,000     19,704,669
Notes payable (note 5) . . . . . . . . . . . . . . . . . . .     33,272,592     34,158,225
Deferred interest payable (note 5) . . . . . . . . . . . . .     47,164,545     93,853,559
Tenant security deposits . . . . . . . . . . . . . . . . . .        492,957      1,454,994
                                                             --------------  -------------

Commitments and contingencies (notes 1 and 2)

          Total liabilities. . . . . . . . . . . . . . . . .  1,015,562,550  1,090,897,381
Partners' capital accounts (deficits) (note 2):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions. . . . . . . . . . . . . . . . . .     52,586,784     52,586,784
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (111,635,202)  (115,796,910)
    Cumulative cash distributions. . . . . . . . . . . . . .     (9,373,749)    (9,373,749)
                                                             --------------  -------------
                                                                (68,422,167)   (72,583,875)
                                                             --------------  -------------
  Venture partners:
    Capital contributions. . . . . . . . . . . . . . . . . .    600,043,293    599,993,293
    Cumulative net losses. . . . . . . . . . . . . . . . . .   (731,429,414)  (710,594,717)
    Cumulative cash distributions. . . . . . . . . . . . . .    (81,884,750)   (81,884,750)
                                                             --------------  -------------
                                                               (213,270,871)  (192,486,174)
                                                             --------------  -------------
          Total partners' capital accounts (deficits). . . .   (281,693,038)  (265,070,049)
                                                             --------------  -------------
                                                             $  733,869,512    825,827,332
                                                             ==============  =============

                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995           1994           1993
                                               ------------   ------------   ------------
Income:
 Rental income . . . . . . . . . . . . . . .   $138,537,668    147,628,786    167,820,507
 Interest income . . . . . . . . . . . . . .        985,675        132,713        181,750
                                               ------------   ------------   ------------
                                                139,523,343    147,761,499    168,002,257
                                               ------------   ------------   ------------
Expenses:
 Mortgage and other interest (note 3). . . .     82,954,551     80,871,590     86,030,245
 Depreciation. . . . . . . . . . . . . . . .     29,564,205     30,374,278     39,102,045
 Property operating expenses . . . . . . . .     56,703,039     62,583,682     66,232,722
 Professional services . . . . . . . . . . .      4,404,763      2,491,222      2,314,088
 Amortization of deferred expenses . . . . .      2,321,990      2,257,477      2,173,860
 Provision for value impairment (note 1) . .          --              --      192,627,560
 Provision for doubtful accounts (note 1). .      4,562,708      5,272,274     23,497,333
                                               ------------   ------------   ------------

                                                180,511,256    183,850,523    411,977,853
                                               ------------   ------------   ------------

          Net operating loss . . . . . . . .    (40,987,913)   (36,089,024)  (243,975,596)

Loss on sale of investment property (note 2)    (38,214,703)         --             --
                                               ------------   ------------   ------------
          Loss before extraordinary item . .    (79,202,616)   (36,089,024)  (243,975,596)

Extraordinary gain on forgiveness
  of indebtedness (note 2) . . . . . . . . .     62,529,627          --             --
                                               ------------   ------------   ------------

          Net loss . . . . . . . . . . . . .   $(16,672,989)   (36,089,024)  (243,975,596)
                                               ============   ============   ============




                   See accompanying notes to combined financial statements.


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                  COMBINED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                   JMB/MANHATTAN                 VENTURE
                                                  ASSOCIATES, LTD.              PARTNERS
                                                  ----------------            ------------

Balance at December 31, 1992 . . . . . . .            (44,155,219)             63,815,541

Capital contributions. . . . . . . . . . .                  5,000               1,116,010
Net loss . . . . . . . . . . . . . . . . .            (22,166,989)           (221,808,607)
Cash distributions . . . . . . . . . . . .                  --                 (6,257,237)
                                                     ------------            ------------
Balance at December 31, 1993 . . . . . . .            (66,317,208)           (163,134,293)

Capital contributions. . . . . . . . . . .                  --                    470,476
Net loss . . . . . . . . . . . . . . . . .             (6,266,667)            (29,822,357)
                                                     ------------            ------------
Balance at December 31, 1994 . . . . . . .            (72,583,875)           (192,486,174)

Capital contributions. . . . . . . . . . .                  --                     50,000
Operating loss . . . . . . . . . . . . . .             (6,794,224)            (34,193,689)
Loss on sale of investment property. . . .             (4,676,475)            (33,538,228)
Extraordinary gain on forgiveness
  of indebtedness. . . . . . . . . . . . .             15,632,407              46,897,220
                                                     ------------            ------------
Balance at December 31, 1995 . . . . . . .           $(68,422,167)           (213,270,871)
                                                     ============            ============










                    See accompanying notes to combined financial statements


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                               COMBINED STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . $(16,672,989)   (36,089,024)  (243,975,596)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . .   29,564,205     30,374,278     39,102,045
    Amortization of deferred expenses. . . . .    2,321,990      2,257,477      2,173,860
    Write-off of tenant allowances payable . .        --        (1,337,328)         --
    Provision for value impairment . . . . . .        --             --       192,627,560
    Provision for doubtful accounts. . . . . .    4,562,708      5,272,274     23,497,333
    Loss on sale of investment property. . . .   38,214,703          --             --
    Extraordinary gain on forgiveness of
      indebtedness . . . . . . . . . . . . . .  (62,529,627)         --             --
  Changes in:
    Rents and other receivables. . . . . . . .      856,239     (3,858,448)    (4,583,255)
    Prepaid expenses . . . . . . . . . . . . .   12,893,726    (13,461,314)      (203,064)
    Escrow deposits. . . . . . . . . . . . . .      932,766         82,320        (24,494)
    Tenant notes receivable. . . . . . . . . .      108,142         85,196        238,882
    Accrued rents receivable . . . . . . . . .   (1,615,968)      (885,365)       (24,448)
    Interest payable to the O&Y affiliates . .   (1,570,237)    (3,000,000)     4,570,237
    Accounts payable and other
      accrued expenses . . . . . . . . . . . .    1,428,266      1,173,792     (1,296,990)
    Accrued interest . . . . . . . . . . . . .     (215,423)       172,860        (50,248)
    Unearned rent. . . . . . . . . . . . . . .  (12,718,177)    31,449,394         97,864
    Deferred interest payable. . . . . . . . .   14,954,980     15,248,036     13,431,777
    Tenant security deposits . . . . . . . . .     (962,037)      (162,518)       133,963
                                               ------------   ------------   ------------
         Net cash provided by
           operating activities. . . . . . . .    9,553,267     27,321,630     25,715,426
                                               ------------   ------------   ------------
Cash flows from investing activities:
  Restricted funds . . . . . . . . . . . . . .   14,573,544    (12,291,341)   (11,638,258)
  Additions to investment properties,
    net of tenant allowances payable . . . . .  (21,981,262)      (646,124)    (1,785,586)
  Cash proceeds from sale of investment
    property . . . . . . . . . . . . . . . . .   18,175,965          --             --
  Payment of deferred expenses . . . . . . . .   (8,648,941)    (2,859,836)    (1,394,358)
                                               ------------   ------------   ------------
         Net cash provided by (used in)
           investing activities. . . . . . . .    2,119,306    (15,797,301)   (14,818,202)
                                               ------------   ------------   ------------


                           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                  AND UNCONSOLIDATED VENTURES

                         COMBINED STATEMENTS OF CASH FLOWS - CONTINUED



                                                   1995           1994           1993
                                               ------------   ------------   ------------
Cash flows from financing activities:
  Capital contributions. . . . . . . . . . . .       50,000        470,476      1,121,010
  Advances to the O&Y affiliates . . . . . . .   (1,808,998)    (1,662,503)    (1,176,224)
  Principal payments on long-term debt . . . .  (10,794,931)    (9,642,776)    (8,613,592)
  Distributions to partners. . . . . . . . . .        --             --        (6,257,237)
                                               ------------   ------------   ------------
         Net cash used in
           financing activities. . . . . . . .  (12,553,929)   (10,834,803)   (14,926,043)
                                               ------------   ------------   ------------
         Net increase (decrease)
           in cash . . . . . . . . . . . . . .     (881,356)       689,526     (4,028,819)
         Cash and cash equivalents,
           beginning of year . . . . . . . . .    1,529,078        839,552      4,868,371
                                               ------------   ------------   ------------
         Cash and cash equivalents,
           end of year . . . . . . . . . . . . $    647,722      1,529,078        839,552
                                               ============   ============   ============

Supplemental disclosure of cash flow
 information:
    Cash paid for mortgage and
      other interest . . . . . . . . . . . . . $ 69,785,231     68,450,694     68,078,479
                                               ============   ============   ============
    Non-cash investing and financing
     activities:
        Retirement of investment property. . . $      --             --         1,896,898
                                               ============   ============   ============












                   See accompanying notes to combined financial statements.


           JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                  AND UNCONSOLIDATED VENTURES

            NOTES TO COMBINED FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying combined financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The entities included in the combined financial statements are as follows:

     JMB/NYC Office Building Associates, L.P. ("JMB/NYC") (a)
     - 237 Park Avenue Associates, L.L.C.(b)
     - 1290 Associates, L.L.C. (b)
     - 2 Broadway Associates and
         2 Broadway Land Company (b)(c)

(a) The Partnership owns an indirect ownership interest in this unconsolidated venture through Property Partners, L.P.

(b) The Partnership owns an indirect ownership interest in these joint ventures through JMB/NYC, an unconsolidated venture.

(c) The property owned by these ventures was sold in September 1995. Reference is made to Note 2 of the Partnership filed with this annual report.


     JMB/NYC holds (through joint ventures) an equity investment portfolio of commercial real estate in the city of New York, New York. Business activities consist of rentals to a variety of commercial companies, and the ultimate sale or disposition of such real estate.

     For purposes of preparing the combined financial statements, the effect of all transactions between JMB/NYC and the Three Joint Ventures has been eliminated.

     The records of JMB/NYC and the Three Joint Ventures (the "Combined Ventures") are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying combined financial statements have been prepared from such records after making appropriate adjustments to present the Three Joint Ventures' accounts in accordance with generally accepted accounting principles. Such adjustments are not recorded on the records of the Three Joint Ventures.

     The preparation of financial statements in accordance with GAAP requires the Combined Ventures to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Combined Ventures to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement.



     In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, the Olympia & York affiliates reached an agreement with the first mortgage lender whereby effective January 1, 1993, the Olympia & York affiliates are limited to taking distributions of $250,000 on a monthly basis from the Three Joint Ventures reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Three Joint Ventures as approved by the lender. Such reserved amounts, of approximately $9,356,000 and $23,930,000 in the aggregate at December 31, 1995 and 1994, respectively, are classified as restricted funds in the accompanying combined balance sheet.

     Provisions for value impairment (as discussed more fully in Note 1 of the Partnership's financial statements filed with this annual report) are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value.

     As more fully discussed in Note 2 of the Partnership's financial statements filed with this annual report, due to the agreement for sale of the 2 Broadway building at a sales price significantly below its original carrying value, net of depreciation, (the property was sold in September
1995) the 2 Broadway venture made a provision for value impairment on such investment property of $192,627,560 during 1993. The provision for value impairment was allocated $136,534,366 and $56,093,194 to the O&Y affiliates and to JMB/NYC, respectively. Such provision was allocated to the partners to reflect their respective ownership percentages before the effect of the non-recourse purchase notes including related accrued interest.

     Amounts due from the Olympia & York affiliates aggregated $15,417,785 and $13,608,787, respectively, at December 31, 1995 and 1994. Due to the financial difficulties of O&Y and its affiliates, as more fully discussed in Note 2 of the Partnership's financial statements filed with this annual report, and the resulting uncertainty of collectibility of these amounts from the Olympia & York affiliates, JMB/NYC has recorded a provision for doubtful accounts for the full receivable amount, $15,417,785 and $13,608,787, respectively, at December 31, 1995 and 1994, which is reflected in the accompanying combined financial statements.

     Due to the uncertainty of collectibility of amounts due from certain tenants at the Three Joint Venture investment properties, a provision for doubtful accounts of $2,753,710, $3,609,771 and $11,551,049 at December 31,
1995, 1994 and 1993, respectively, is reflected in the accompanying combined financial statements.

     Deferred expenses are comprised of leasing and renting costs which are amortized using the straight-line method over the terms of the related leases.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

     Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.



     Although certain leases of the Three Joint Ventures' investment properties provide for tenant occupancy during periods for which no rent is due, the ventures accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the ventures recognize the total rent due on a straight-line basis over the entire lease. Such amounts are reflected in accrued rents receivable in the accompanying combined balance sheets. Straight-line rental income was $1,615,968, $885,365 and $24,448 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the joint venture partners perform certain maintenance and repair work and construction of certain tenant improvements at the investment properties.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Combined Ventures believe the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. SFAS 107 states that quoted market prices are the best evidence of the SFAS 107 value of financial instruments, even for instruments traded only in thin markets. The first mortgage loan is evidenced by certain bonds which are traded in extremely thin markets. As of December 31, 1995 and through the date of this report, a limited number of bonds have been sold and purchased in transactions arranged by brokers for amounts ranging from approximately $.66 to $.68 on the dollar. Assuming a rate of $.66 on the dollar, the implied SFAS 107 value of the bonds (with an aggregate carrying balance of $902,603,491 in the accompanying combined financial statements) would be approximately $596,000,000. Due to the significant discount at which the bonds are currently trading, the SFAS 107 value of the promissory notes payable and related deferred interest (aggregating $80,437,137), which are effectively subordinated to repayment of the bonds, would be at a discount significantly greater than that at which the bonds are currently traded. Due to, among other things, the likely inability to obtain comparable financing under current market conditions and other property specific competitive conditions, and the unresolved issues with the venture partners as well as the alleged defaults on the first mortgage loan, the Combined Ventures would likely be unable to refinance these properties to obtain such calculated debt amounts reported. (See notes 3 and 5.) The Combined Ventures have no other significant financial instruments.


(2)  VENTURE AGREEMENTS

     A description of the venture agreements is contained in Note 2 of the Partnership's financial statements filed with this annual report. Such note is incorporated herein by reference.



(3)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                           1995       1994
                                       ------------------------

First mortgage loan bearing interest
 at the short-term U.S. Treasury obligation
 note rate plus 1-3/4% with a minimum rate
 on the loan of 7% per annum; allocated
 among and cross-collaterally secured by
 the 237 Park Avenue Building and the
 1290 Avenue of the Americas Building;
 payments of principal and interest
 based upon a 30-year amortization
 schedule are due monthly; however,
 commencing on a date six months
 following the attainment of a
 certain level of annualized cash
 flow, any interest in excess of 12% per
 annum may be accrued, to the extent that
 monthly cash flow is insufficient to
 pay the full monthly debt service,
 by adding such deferred amount to the
 outstanding balance of the loan; the
 loan is in alleged default at December 31,
 1994 and 1995 (Reference is made to
 Note 2 of the Partnership's financial
 statements filed with this annual report
 as to the calculation of interest rate
 with reference to this first mortgage
 loan); the stated maturity of principal
 (of $857,784,000) and accrued interest
 is March 1999 . . . . . . . . . . . . $902,603,491913,398,422

  Less current portion of long-term debt902,603,491913,398,422
                                       -----------------------

          Total long-term debt . . . . $      --         --
                                       =======================


     The allocation of the first mortgage loan among the joint ventures (which is non-recourse to the joint ventures) is as follows:

                                          1995        1994
                                      ------------ -----------

    237 Park Avenue Associates . . . .$360,961,491 365,278,508
    1290 Associates. . . . . . . . . . 541,642,000 548,119,914
                                      ------------ -----------
                                      $902,603,491 913,398,422
                                      ============ ===========

     No amounts have been allocated to 2 Broadway Land Company or 2 Broadway Associates pursuant to the Agreement as more fully discussed in
Note 2 of the Partnership's financial statements filed with this annual report.



(4)  LEASES

     At December 31, 1995, the properties in the combined group consisted of two office buildings. All leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives. Leases with commercial tenants range in term from one to 17 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the joint venture partners have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

     During the fourth quarter of 1994, the 1290 Associates venture negotiated an amendment with a tenant at 1290 Avenue of the Americas, Deutsche Bank Financial Products Corporation, under which the tenant will surrender space on the 12th and 13th floors (137,568 square feet or approximately 7% of the building's leasable space) on or before June 30, 1996. The original lease (as amended) was to terminate on December 31, 2003. The amendment also added space on the 8th and 9th floors (44,360 square feet or approximately 2% of the building's leasable space) which will expire on or before December 31, 1997. In consideration for this amendment, the tenant paid an early termination fee of $29,000,000 to the Joint Venture on December 1, 1994. John Blair & Co. (a tenant at 1290 Avenue of the Americas, which had leased 253,193 square feet or approximately 13% of the building's leasable space) filed for Chapter 11 bankruptcy protection in 1993. Because much of the John Blair space had been subleased, the Joint Venture had been collecting approximately 70% of the monthly rent due from John Blair from the subtenants. Due to the uncertainty regarding the collection of the balance of the monthly rents from John Blair, a provision for doubtful accounts related to rents and other receivables and accrued rents receivable aggregating $7,659,366 was recorded at December 31, 1993 related to this tenant. During the second quarter of 1994, a settlement was reached whereby the Joint Venture received a $7,000,000 lease termination fee which included settlement of past due amounts. In conjunction with the settlement, effective July 1, 1994, John Blair was released from all future lease obligations and the Joint Venture now has direct leases with the original John Blair subtenants. Such subtenants occupy 228,398 square feet or approximately 11% of the building's leasable space. JMB/NYC is amortizing the Deutsche Bank and John Blair lease termination fees over the remaining terms of the amended lease and leases with former subtenants, respectively.

     Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

                 1996. . . . . . .$  101,790,528
                 1997. . . . . . . 105,623,514
                 1998. . . . . . . 101,134,583
                 1999. . . . . . .  91,277,743
                 2000. . . . . . .  88,562,774
                 Thereafter. . . . 562,345,204
                                --------------
                                $1,050,734,346
                                ==============




(5)  NOTES PAYABLE

     Notes payable consist of the following at December 31, 1995 and 1994:

                                          1995        1994
                                     ------------- -----------
Promissory notes payable to an affiliate
 of the unaffiliated venture partners in
 the Three Joint Ventures, bearing interest
 at 12.75% per annum; cross-collaterally
 secured by JMB/NYC's interests in the
 Three Joint Ventures, one of which is
 additionally secured by $19,000,000 of
 distributable proceeds from two of the
 Three Joint Ventures, interest accrues
 and is deferred, compounded monthly,
 until December 31, 1991; monthly
 payments  of accrued interest, based
 upon the level of distributions
 to JMB/NYC, thereafter until maturity;
 principal and accrued interest due
 March 20, 1999.  Accrued deferred
 interest of $47,164,545 and $93,853,559
 is outstanding at December 31, 1995
 and 1994, respectively. . . . . . .   $33,272,592  34,158,225
                                       ----------- -----------
     Less current portion of
       notes payable . . . . . . . .        --          --
                                       ----------- -----------
          Long-term notes payable. .   $33,272,592  34,158,225
                                       =========== ===========

     The allocation of the promissory notes and related deferred interest among the joint ventures is as follows:

                                           1995       1994
                                       ----------- -----------

     237 Park Avenue Associates. . .   $19,205,193  16,917,580
     1290 Associates . . . . . . . .    41,515,672  36,570,561
     237 Park Avenue Associates
       and 1290 Associates (note 2).    19,716,272      --
     2 Broadway Land Company . . . .         --      3,266,254
     2 Broadway Associates . . . . .         --     71,257,389
                                       ----------- -----------

                                       $80,437,137 128,011,784
                                       =========== ===========



                                                                                   SCHEDULE III

                             JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                    AND UNCONSOLIDATED VENTURES

                         COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                         DECEMBER 31, 1995
                                                    COSTS
                                                CAPITALIZED
                            INITIAL COST TO     SUBSEQUENT TO  GROSS AMOUNT AT WHICH CARRIED
                            PARTNERSHIP (A)     ACQUISITION        AT CLOSE OF PERIOD (B)
                     --------------------------------------------------------------------------------
                                     BUILDINGS    BUILDINGS                BUILDINGS
            ENCUMBRANCE                 AND     AND IMPROVE-                  AND
                (C)        LAND     IMPROVEMENTS  MENTS (D)       LAND    IMPROVEMENTS  TOTAL (E)
            ----------- ----------- -------------------------- ---------- -----------------------
OFFICE
BUILDINGS:

New York,
 New York
 (237 Park
 Avenue) . .$360,961,491 79,653,996  226,634,894   1,312,776  79,653,996   227,947,670307,601,666

New York,
 New York
 (1290 Avenue
 of the
 Americas) .541,642,000  90,952,993  556,434,718   8,848,434  84,285,719   571,950,426656,236,145
           ------------ -----------  -----------  ---------- -----------   ----------------------
    Total. .$902,603,491170,606,989  783,069,612  10,161,210 163,939,715   799,898,096963,837,811
           ============ ===========  ===========  ========== ===========   ======================




                                                                                   SCHEDULE III

                             JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                    AND UNCONSOLIDATED VENTURES

                   COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                                      LIFE ON WHICH
                                                                      DEPRECIATION
                                                                       IN LATEST
                                                                      STATEMENT OF      1995
                             ACCUMULATED           DATE OF   DATE      OPERATIONS   REAL ESTATE
                            DEPRECIATION(F)     CONSTRUCTIONACQUIRED  IS COMPUTED      TAXES
                           ----------------     ------------------------------------------------
OFFICE
BUILDINGS:

New York,
 New York
 (237 Park
 Avenue) . . . . . . . . . . . $ 86,212,869         1981     8/14/84     5-30 years   9,250,111

New York,
 New York
 (1290 Avenue
 of the
 Americas) . . . . . . . . . .  228,017,972         1963     7/27/84     5-30 years  19,058,789
                               ------------                                          ----------
    Total. . . . . . . . . . . $314,230,841                                          28,308,900
                               ============                                          ==========

- ------------------

Notes:
       (A)  The initial cost represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $1,004,958,700.
       (C)  Reference is made to Note 5 of Combined Financial Statements for the current outstanding principal balances and a description of the notes payable secured by JMB/NYC's interests in the
Three Joint Ventures which are not included in the amounts stated above.
       (D)  Includes provision for value impairment at 1290 Avenue of the Americas of $50,446,010 recorded September 30, 1992.



                                                                                   SCHEDULE III

                             JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.
                                    AND UNCONSOLIDATED VENTURES

                   COMBINED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


     (E)  Reconciliation of real estate owned:

                                                    1995           1994           1993
                                               -------------- -------------  -------------

     Balance at beginning of period. . . . . . $1,125,372,821 1,122,949,035  1,316,389,393
     Additions during period . . . . . . . . .     19,221,555     2,423,786        601,043
     Provision for value impairment. . . . . .          --            --      (192,144,503)
     Sales/retirements during period . . . . .   (180,756,565)        --        (1,896,898)
                                               -------------- -------------  -------------

     Balance at end of period. . . . . . . . . $  963,837,811 1,125,372,821  1,122,949,035
                                               ============== =============  =============

       (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . . . $  406,690,418   376,316,140    339,110,993
     Depreciation expense. . . . . . . . . . .     29,564,205    30,374,278     39,102,045
     Sales/retirements during period . . . . .   (122,023,782)        --        (1,896,898)
                                               -------------- -------------  -------------

     Balance at end of period. . . . . . . . . $  314,230,841   406,690,418    376,316,140
                                               ============== =============  =============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1994 and 1995.



                           PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of the Partnership's real property investments must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. BPA Associates, L.P. shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. BPA Associates, L.P. is also the sole general partner of APB Associates, an Illinois limited partnership, that is the other Associate General Partner of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell an investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The director and the executive and certain other officers of the Corporate General Partner are as follows:



NAME                   OFFICE
- ----                   ------

Judd D. Malkin         Chairman
Neil G. Bluhm          Vice President
Stuart C. Nathan       President and Director
Howard Kogen           Vice President and Treasurer
Gary Nickele           Vice President and General Counsel
H. Rigel Barber        Vice President
Gailen J. Hull         Vice President

     There is no family relationship among any of the foregoing officers or director. The foregoing directors has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 13, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 13, 1996. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except for Howard Kogen who became treasurer on January 1, 1991 and Stuart Nathan, who had been a Vice President, became President and Director on August 8, 1993. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:



     Judd D. Malkin (age 58) is Chairman of the Board and a director of JMB and its Chief Financial Officer. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) is Executive Vice President and a director of JMB. He has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     Howard Kogen (age 60) is Senior Vice President and Treasurer of JMB. He has been associated with JMB since March, 1973. He is a Certified Public Accountant.

     Gary Nickele (age 43) is Executive Vice President and General Counsel of JMB. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 47) is Chief Executive Officer of JMB. He has been associated with JMB since March, 1982. Mr. Barber received a J.D. degree from the Northwestern Law School. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.





ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 3 and 4 for a description of such transactions, distributions and allocations. In 1995, the General Partners received their share of Distributable Cash in the amount of $1,666,667 (including $1,041,667 paid as a partnership management fee). In 1994 and 1993, the General Partners received no distributions from the Partnership (including amounts paid as a partnership management fee). In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of prior distributions ($300,000 at December 31, 1995) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1995, $216,728 represents interest earned on such loans, all of which was unpaid.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $16,393, $15,058 and $18,393 for 1995, 1994 and 1993, respectively, all of which was paid at December 31, 1995. Affiliates were also entitled in 1995 to reimbursement for other administrative charges of $7,466, all of which was unpaid at December 31, 1995.

     In accordance with an agreement between JMB and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined). In March and December 1995, JMB paid approximately $2,850,000 and $65,000, respectively, of the amount due under this agreement to the Partnership. As of December 31, 1995, approximately $1,689,000 had accrued as owing from JMB under the terms of this agreement.

JMB has agreed to remit amounts due under this agreement from time to time, as needed, to fund the operations of the Partnership. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but in no event later than the time of dissolution and termination of the Partnership.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. As of December 31, 1995, these obligations bore interest of 5.83% per annum and interest accrued on these obligations aggregated $171,989.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its director and officers) to its affiliates is also set forth above in Item 10.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and directors and the Associate General Partners own the following Interests of the Partnership.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL          PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP              OF CLASS
- --------------            ----------                 -----------------      --------
Limited Partnership
Interests                 Neil G. Bluhm              15 Interests (1)       1.5%
                                                     indirectly

Limited Partnership
Interests                 Judd D. Malkin             19 Interests (1)(2)    1.9%
                                                     indirectly

Limited Partnership
Interests                 Corporate General          19 Interests (1)(2)    1.9%
                          Partner, its officers      indirectly
                          and directors and
                          the Associate General
                          Partners as a group


     (1)  Includes 15 Interests owned by two investment partnerships of which Messrs. Neil Bluhm and Judd Malkin are the managing general partners and have shared voting and investment power with respect to the Interests so owned.

     (2)  Includes 4 Interests owned by an investment partnership of which Mr. Judd Malkin is the managing general partner and has sole voting and investment power with respect to the Interests so owned.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10, 11 and 12 above.



                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

           (1) Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).

           (2)  Exhibits.

                3.    Amended and Restated Agreement of Limited
Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-14547) dated March 30, 1993.

                4-A* Long-term debt contract relating to the mortgage note secured by the 237 Park Avenue Building in New York, New York.

                4-B* Long-term debt contract relating to the mortgage note secured by the 1290 Avenue of the Americas Building in New York, New York.

                4-C*  Long-term debt contract relating to the mortgage
note secured by the   2 Broadway Building in New York, New York.

                10-A* Agreement relating to the purchase by the Partnership of an interest in the 237 Park Avenue Building in New York, New York.

                10-B* Agreement relating to the purchase by the Partnership of an interest in the 1290 Avenue of the Americas Building in New York, New York.

                10-C* Agreement relating to the purchase by the Partnership of an interest in the 2 Broadway Building in New York, New York.

                10-D* Pledge, Junior Pledge and Security agreements dated July 1, 1985 between JMB/Manhattan Associates and JMB Realty Corporation and Chemical Bank relating to guarantees of Limited Partnership contributions by the Limited Partners.

                10-E* Agreement dated August 14, 1984 relating to the management of the 2 Broadway Building in New York, New York.

                10-F* Agreement dated July 27, 1984 relating to the management of the 1290 Avenue of the Americas Building in New York, New York.



                10-G* Agreement dated August 14, 1984 relating to the management of the 237 Park Avenue Building in New York, New York.

                10-H* Amended and Restated Agreement of General
Partnership of JMB/NYC Office Building Associates dated July 18, 1984.

                10-I* Interest Rate Guaranty Agreement dated July 1, 1984 between JMB Realty Corporation and JMB/Manhattan Associates, Ltd. dated April 30, 1984.

                10-J* Loan Agreement between JMB/Manhattan Associates, JMB/Manhattan Investors, Inc., BPA Associates and APB Associates relating to the loan back of cash distributions of the Partnership.

                10-K* Consent Agreement dated April 30, 1985 between JMB/NYC Office Building Associates, O&Y Equity Corporation, Olympic and York, 2 Broadway Limited Partnership and Fame Associates relating to the rights of mortgage loan participation.

                10-L* Mortgage Spreader and Consolidation Agreement and Trust Indenture dated March 20, 1984 between O&Y Equity Corporation and affiliates and Manufacturer's Hanover Trust Company relating to the $970,000,000 first mortgage loan on the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings.

                10-M* First Amendment to and First Amended and
                      Restated Agreement of General Partnership of
1290 Associates dated April 15, 1985

                10-N* $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of Americas Building

                10-O* First Amendment to and Agreement of General
Partnership of 237 Park Avenue Associates dated April 15, 1985.

                10-P* $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.

                10-Q* First Amendment to and First Amended and
Restated Agreement of General Partnership of 2 Broadway Land Company.

                10-R* $19,014,777 12.75% promissory note, due March
20, 1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 2 Broadway Building.

                10-S* First Amendment to and First Amended and
Restated Agreement of General Partnership of 2 Broadway Associates.



                10-T* $871,556 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Broadway Limited relating to the 2 Broadway Building.

                10-U Agreement dated March 25, 1993 between JMB/NYC and the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 is hereby incorporated by reference to exhibit 10-U to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-14547) dated March 30, 1993.

                10-V Agreement of Limited Partnership of Property Partners, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-14547) dated May 14, 1993.


                10-W  Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-X  Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-Y  Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-Z  $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-AA $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-BB Proposed Restructure of Two Broadway, 1290
Avenue of the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994 is hereby incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.



                10-CC Assumption Agreements dated October 14, 1994 made by 237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., is hereby incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

                10-DD Assumption Agreements dated October 14, 1994 made by O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, is hereby incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

                10-EE Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994, by and between Carlyle Managers, Inc., Carlyle-XIII Associates, L.P., Carlyle-XIV associates, L.P. and Property Partners, L.P., as the limited partners, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

                10-FF Amendment No.1 to the Agreement of Limited Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

                10-GG Amended, Restated and Consolidated Promissory
Note between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, a copy of which is filed herewith.

                10-HH Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, a copy of which is filed herewith.

                10-II Agreement of Sale between 2 Broadway Associates, L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, a copy of which is filed herewith.

                10-JJ Agreement of Conversion of 1290 Associates into
1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.



                10-KK Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, a copy of which is filed herewith.

                21.   List of Subsidiaries

                27.   Financial Data Schedule

      --------------------
           *Previously filed as Exhibits to the Partnership's
Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File no. 2-88687) filed April 29, 1986 and hereby incorporated herein by reference.



                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              JMB/MANHATTAN ASSOCIATES, LTD.

              By:    JMB/Manhattan Investors, Inc.
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Vice President
              Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB/Manhattan Investors, Inc.
                     Corporate General Partner


                     STUART C. NATHAN
              By:    Stuart C. Nathan, President and Director
                     Principal Executive Officer
              Date:  March 25, 1996


                     JUDD D. MALKIN
              By:    Judd D. Malkin, Chairman
                     Principal Financial Officer
              Date:  March 25, 1996


                     GAILEN J. HULL
              By:    Gailen J. Hull, Vice President
                     Principal Accounting Officer
              Date:  March 25, 1996





                JMB/MANHATTAN ASSOCIATES, LTD.

                         EXHIBIT INDEX



                                          DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE    PAGE
                                       -------------   ----

  3.     Amended and Restated Agreement
         of Limited Partnership                  Yes

4-A.     Long-term debt contract relating
         to the mortgage note secured
         by the 237 Park Avenue Building
         in New York, New York.                  Yes

4-B.     Long-term debt contract relating
         to the mortgage note secured
         by the 1290 Avenue of the
         Americas Building in New York,
         New York.                               Yes

4-C.     Long-term debt contract relating
         to the mortgage note secured by
         the 2 Broadway Building in New
         York, New York.                         Yes

10-A.    Agreement relating to the purchase
         by the Partnership of an interest
         in the 237 Park Avenue Building in
         New York, New York.                     Yes

10-B.    Agreement relating to the purchase
         by the Partnership of an interest
         in the 1290 Avenue of the Americas
         Building in New York, New York.         Yes

10-C.    Agreement relating to the purchase
         by the Partnership of an interest
         in the 2 Broadway Building in New
         York, New York.                         Yes

10-D.    Pledge, Junior Pledge and Security
         agreements dated July 1, 1985 between
         JMB/Manhattan Associates and JMB Realty
         Corporation and Chemical Bank relating
         to guarantees of Limited Partnership
         contributions by the Limited Partners.  Yes

10-E.    Agreement dated August 14, 1984
         relating to the management of the
         2 Broadway Building in New York,
         New York.                               Yes

10-F.    Agreement dated July 27, 1984
         relating to the management of the
         1290 Avenue of the Americas Building
         in New York, New York.                  Yes

10-G.    Agreement dated August 14, 1984
         relating to the management of the
         237 Park Avenue Building in New York,
         New York.                               Yes



10-H.    Amended and Restated Agreement of
         General Partnership of JMB/NYC Office
         Building Associates dated July 18,
         1984.                                   Yes

10-I.    Interest Rate Guaranty Agreement
         dated July 1, 1984 between JMB Realty
         Corporation and JMB/Manhattan
         Associates, Ltd. dated April 30,
         1984.                                   Yes

10-J.    Loan Agreement between JMB/Manhattan
         Associates, JMB/Manhattan Investors,
         Inc., BPA Associates and APB Associates
         relating to the loan back of cash
         distributions of the Partnership.       Yes

10-K.    Consent Agreement dated April 30,
         1985 between JMB/NYC Office Building
         Associates, O&Y Equity Corporation,
         Olympic and York, 2 Broadway Limited
         Partnership and Fame Associates
         relating to the rights of mortgage
         loan participation.                     Yes

10-L.    Mortgage Spreader and Consolidation
         Agreement and Trust Indenture dated
         March 20, 1984 between O&Y Equity
         Corporation and affiliates and
         Manufacturer's Hanover Trust Company
         relating to the $970,000,000 first
         mortgage loan on the 2 Broadway,
         1290 Avenue of the Americas and
         237 Park Avenue Buildings.              Yes

10-M.    First Amendment to and First Amended
         and Restated Agreement of General
         Partnership of 1290 Associates
         dated April 15, 1985                    Yes

10-N.    $9,758,363 12.75% promissory note,
         due March 20, 1999 between JMB/NYC
         Office Building Associates and
         Olympia and York Holdings Corporation
         relating to the 1290 Avenue of Americas
         Building                                Yes

10-O.    First Amendment to and Agreement of
         General Partnership of 237 Park Avenue
         Associates dated April 15, 1985.        Yes

10-P.    $4,514,229 12.75% promissory note,
         due March 20, 1999 between JMB/NYC
         Office Building and Olympia and York
         Holdings Corporation relating to
         the 237 Park Avenue Building.           Yes

10-Q.    First Amendment to and First
         Amended and Restated Agreement of
         General Partnership of 2 Broadway
         Land Company.                           Yes

10-R.    $19,014,777 12.75% promissory note,
         due March 20, 1999 between JMB/NYC
         Office Building Associates and
         Olympia and York Holdings Corporation
         relating to the 2 Broadway Building.    Yes



10-S.    First Amendment to and First
         Amended and Restated Agreement of
         General Partnership of 2 Broadway
         Associates.                             Yes

10-T.    $871,556 12.75% promissory note,
         due March 20, 1999 between JMB/NYC
         Office Building and Olympia and
         York Broadway Limited relating
         to the 2 Broadway Building.             Yes

10-U.    Agreement dated March 25, 1993
         between JMB/NYC and the Olympia &
         York affiliates regarding JMB/NYC's
         deficit funding obligations from
         January 1, 1992 through June 30,
         1993.                                   Yes

10-V.    Agreement of Limited Partnership
         of Property Partners, L.P.              Yes

10-W.    Second Amended and Restated
         Articles of Partnership of
         JMB/NYC Office Building Associates      Yes

10-X.    Amended and Restated Certificate
         of Incorporation of Carlyle-XIV
         Managers, Inc. (known as Carlyle
         Managers, Inc.)                         Yes

10-Y.    Amended and Restated Certificate
         of Incorporation of Carlyle-XIII
         Managers, Inc. (known as Carlyle
         Investors, Inc.)                        Yes

10-Z.    $600,000 demand note between
         JMB/Manhattan Associates, Ltd.
         and Carlyle Managers, Inc.              Yes

10-AA.   $600,000 demand note between
         JMB/Manhattan Associates, Ltd.
         and Carlyle Investors, Inc.             Yes

10-BB.   Proposed Restructure of Two
         Broadway, 1290 Avenue of the
         Americas and 237 Park Avenue,
         New York, New York and Summary
         of Terms dated October 14, 1994         Yes

10-CC.   Assumption Agreements dated
         October 14, 1994 made by
         237 Park Avenue Associates
         and by 1290 Associates in favor
         and for the benefit of O&Y
         Equity Company, L.P., O&Y
         NY Building Corp. and JMB/NYC
         Office Building Associates, L.P.        Yes

10-DD.   Assumption Agreements dated
         October 14, 1994 made by O&Y
         Equity Company, L.P., and by
         O&Y NY Building Corp. and by
         JMB/NYC Office Building Associates,
         L.P. in favor and for the
         benefit of 2 Broadway Associates
         and 2 Broadway Land Company             Yes

10-EE.   Amendment No. 1 to JMB/NYC Office
         Building Associates                     Yes



10-FF.   Amendment No. 1 to agreement of
         limited partnership of Property
         Partners, L.P.                          Yes

10-GG.   Amended, Restated and Consolidated
         Promissory Note between JMB/NYC
         Office Building Associates, L.P. and
         Olympia & York Massachusetts
         Financial Company                        No

10-HH.   Amended, Restated and Consolidated
         Security Agreement between JMB/NYC
         Office Building Associates, L.P. and
         Olympia & York Massachusetts
         Financial Company.                       No

10-II.   Agreement of Sale between 2 Broadway
         Associates, L.P. and 2 Broadway
         Acquisition Corp., dated August 10,
         1995.                                    No

10-JJ.   Agreement of Conversion of 1290
         Associates into 1290 Associates,
         L.L.C. dated October 10, 1995.           No

10-KK.   Agreement of Conversion of 237
         Park Avenue Associates into
         237 Park Avenue Associates,
         L.L.C. dated October 10, 1995            No

21.      List of Subsidiaries                     No

27.      Financial Data Schedule                  No