Form 10-Q
period 1996-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 1996-05-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file #0-14547



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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10




PART II    OTHER INFORMATION


Item 3.    Defaults on Senior Securities. . . . . . . . . . .    10

Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12







PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .      $   339,386        354,082
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          339,386        354,082
                                                                             -----------    -----------

  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .        1,325,822      1,334,454
                                                                             -----------    -----------

                                                                             $ 1,665,208      1,688,536
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   155,936        155,322
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           24,196          9,922
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,901,637      1,888,718
                                                                             -----------    -----------

          Total current liabilities . . . . . . . . . . . . . . . . . .        2,081,769      2,053,962

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       78,766,170     77,333,831

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (4,304,156)    (4,244,817)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (5,040,156)    (4,980,817)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .     (113,185,064)  (111,760,929)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                             (74,142,575)   (72,718,440)
                                                                            ------------    -----------

          Total partners' capital accounts (deficits) . . . . . . . . .      (79,182,731)   (77,699,257)
                                                                            ------------    -----------

                                                                            $  1,665,208      1,688,536
                                                                            ============    ===========

                               See accompanying notes to financial statements.


                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     41,672        290,470
                                                                            ------------    -----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,918         48,094
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           45,297         67,722
  Management fees paid to general partners. . . . . . . . . . . . . . .            --         1,041,667
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           34,592         10,917
                                                                            ------------    -----------
                                                                                  92,807      1,168,400
                                                                            ------------    -----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .          (51,135)      (877,930)
Partnership's share of operations of unconsolidated venture . . . . . .       (1,432,339)    (1,992,031)
                                                                            ------------    -----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .     $ (1,483,474)    (2,869,961)
                                                                            ============    ===========
        Net loss per limited partnership interest:
            Net operating earnings (loss) . . . . . . . . . . . . . . .     $     (1,424)        (2,755)
                                                                            ============    ===========

            Cash distribution per limited partnership interest. . . . .     $      --            15,000
                                                                            ============    ===========










                               See accompanying notes to financial statements.


                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,483,474)     (2,869,961)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operating loss from operations
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .     1,432,339       1,992,031
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .         --             20,162
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,274          12,854
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        12,919          48,094
                                                                             ------------     -----------
          Net cash (used in) operating activities . . . . . . . . . . . . .       (23,942)       (796,820)

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          9,912,520
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .         --          9,912,520
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (15,000,000)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --           (625,000)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           614         226,651
  Change in amounts due from affiliates . . . . . . . . . . . . . . . . . .        23,328       2,686,105
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        23,942     (12,712,244)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .         --         (3,596,544)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .         --          3,784,075
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $      --            187,531
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========


                               See accompanying notes to financial statements.


                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


PROPERTY PARTNERS, L.P.

     The Corporate General Partner of the Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions), as to the elimination of any potential funding obligations of the Partnership in the future.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York Affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway to resolve certain disputes. Certain provisions of the Agreement were immediately effective and, therefore, binding upon the partners, while others become effective either upon certain conditions being met or upon execution and delivery of final documentation. In general, the parties agreed to: (i) amend the joint ventures' agreements to eliminate any funding obligation by JMB/NYC for any purpose in return for JMB/NYC relinquishing its rights to approve almost all property management, leasing, sale (certain rights to control a sale would be retained by JMB/NYC through March 31, 2001) or refinancing decisions and the establishment of a new preferential distribution level payable to the Olympia & York Affiliates from all future sources of cash, (ii) sell the 2 Broadway Building, and (iii) restructure the first mortgage loan. In anticipation of this sale and in accordance with the Agreement, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated to 237 Park Avenue and 1290 Avenue of the Americas during 1994.
A more detailed discussion of these items is contained in the Partnership's 1995 Annual Report.

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other joint ventures, although such reorganization plans will be subject to the approval of various creditors of the joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

     Even if the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, the property owning joint ventures and JMB/NYC will each have a substantial amount of indebtedness. It is not expected that JMB/NYC would receive any distributions from the operations of the 237 Park Avenue or 1290 Avenue of the Americas office buildings. Moreover, if the properties were sold and the property mortgage indebtedness repaid, the purchase money notes (including accrued and deferred interest) payable by JMB/NYC to the Olympia & York affiliates and certain cash distribution preferences in favor of the Olympia & York affiliates must be paid before a portion of any sale proceeds would be distributable to the Partnership. As a result, it is unlikely that the Partnership or the Limited Partners will receive any significant amount of distributions from the JMB/NYC in the future.

     If the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, it is expected that the Partnership and the Limited Partners would recognize in 1996 a significant amount of gain for Federal income tax purposes with no corresponding distributable proceeds, but with the recognition of additional gain deferred until the next and succeeding years. In the event that one or more of the transactions in the Agreement are not consummated as part of the restructuring and reorganizations, the Partnership and the Limited Partners may, among other things, recognize in 1996 a substantially greater amount of gain for Federal income tax purposes with no corresponding distributable proceeds and no amount of gain deferred. The Partnership and JMB/NYC would likely then proceed to terminate their affairs.


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 1996, $229,646 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are unlikely to be repaid.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $2,116 for the three months ended March 31, 1996 and $16,393 for the year ended December 31, 1995, all of which was paid at March 31, 1996. Affiliates were also entitled to reimbursement for other administrative charges of $8,866 for the three months ended March 31, 1996, and $7,466 for the year ended December 31, 1995, all of which was unpaid at March 31, 1996.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of March 31, 1996, these obligations bore interest at 5.83% per annum and interest accrued on these obligations was $190,282.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In March 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,665,000 at March 31, 1996) from time to time, as needed, to fund the operations of the Partnership. Based on the Partnership's estimated working capital requirements for the next twelve months, (including repayment of a temporary bank overdraft), approximately $339,000 of the amounts due from JMB have been classified as current in the accompanying financial statements at March 31, 1996. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.


SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the three months ended March 31, 1996 and 1995 is as follows:

                                             1996           1995
                                          ----------     ----------

     Total income . . . . . . . . . .    $30,432,917     33,684,436
                                         ===========    ===========
     Operating loss . . . . . . . . .    $ 9,734,268     15,839,645
                                         ===========    ===========
     Partnership's share
       of loss. . . . . . . . . . . .    $ 1,432,339      1,992,031
                                         ===========    ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments. There is substantial doubt about the Partnership's ability to continue as a going concern.

     It is unlikely that the Partnership will be able to distribute any significant additional amounts to the Limited Partners. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein), the Limited Partners would be allocated substantial net gain for Federal income tax purposes.


RESULTS OF OPERATIONS

     The results of operations for the period ended March 31, 1996 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC and interest earned on the Partnership's working capital.

     The bank overdrafts at March 31, 1996 and December 31, 1995 are attributable to the Partnership's temporary bank overdraft of approximately $155,000 resulting from the timing of fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 and the decrease in management fees paid to general partners for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the amounts invested in U.S. Government securities during 1995 as compared to 1996 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The decrease in the Partnership's share of loss from operations of unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995.



PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The first mortgage lender has asserted various defaults under the loan secured by the Joint Ventures' properties, including defaults in providing certain reports and certifications and the failure to pay real estate taxes for the 2 Broadway Building. The Olympia & York affiliates, on behalf of the Joint Ventures, continue to negotiate with representatives of the lender (consisting of a steering committee of holders of notes evidencing the mortgage loan) to restructure the existing mortgage loan. However, a restructuring of the existing mortgage loan now appears likely to depend upon the restructuring of the ownership interests of various affiliates of O&Y in a number of office buildings. Reference is made to Part I. Financial Information, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Partnership's Annual Report for 1995 for further information regarding the first mortgage loan and its possible restructuring.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%       98%     98%

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        94%       94%        94%       78%     78%

- ----------------





     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.       Amended and Restated Agreement of Limited
Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-14547) dated March 30, 1993.

             4-A.*   Long-term debt contract relating to the mortgage
note secured by the 237 Park Avenue Building in New York, New York.

             4-B.*   Long-term debt contract relating to the mortgage
note secured by the 1290 Avenue of the Americas Building in New York, New
York.

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

            10-GG.   Amended, Restated and Consolidated Promissory Note
between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-HH.   Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-II.   Agreement of Sale between 2 Broadway Associates,
L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-JJ.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-KK.   Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996