Form 10-K/A
period 1995-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1996-05-28
CIK 771210

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10K/A

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





     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:


                               PART III

    ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

                            Pages 57 to 59



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB/MANHATTAN ASSOCIATES, LTD.

                      By:   JMB/Manhattan Investors, Inc.
                            Corporate General Partner




                      By:   Gailen J. Hull
                            Senior Vice President





Dated:  May 28, 1996





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1994 and 1995.



                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Joint Ventures, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. BPA Associates, L.P. shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any such sale. BPA Associates, L.P. is also the sole general partner of APB Associates, an Illinois limited partnership, that is the other Associate General Partner of the Partnership.

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






                                  57


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

                                  58


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






























                                  59