Form 10-Q
period 1996-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 1996-08-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996          Commission file #0-14547



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






                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10




PART II    OTHER INFORMATION


Item 3.    Defaults upon Senior Securities. . . . . . . . . .    10

Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13






PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             JUNE 30,       DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .      $   348,356        354,082
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          348,356        354,082
                                                                             -----------    -----------

  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .        1,305,882      1,334,454
                                                                             -----------    -----------

                                                                             $ 1,654,238      1,688,536
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   166,217        155,322
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            3,321          9,922
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,954,885      1,888,718
                                                                             -----------    -----------

          Total current liabilities . . . . . . . . . . . . . . . . . .        2,124,423      2,053,962

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       80,521,141     77,333,831

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (4,376,500)    (4,244,817)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (5,112,500)    (4,980,817)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .     (114,921,315)  (111,760,929)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                             (75,878,826)   (72,718,440)
                                                                            ------------    -----------

          Total partners' capital accounts (deficits) . . . . . . . . .      (80,991,326)   (77,699,257)
                                                                            ------------    -----------

                                                                            $  1,654,238      1,688,536
                                                                            ============    ===========

                               See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . .  $    40,030        47,977        81,702       338,447
                                                   -----------    ----------   -----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       31,305        36,255        62,515        84,349
  Professional services . . . . . . . . . . . . .       26,525        87,692        71,822       155,414
  Management fees paid to general partners. . . .        --            --            --        1,041,667
  General and administrative. . . . . . . . . . .       17,532        12,074        52,124        22,991
                                                   -----------    ----------   -----------    ----------
                                                        75,362       136,021       186,461     1,304,421
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .      (35,332)      (88,044)     (104,759)     (965,974)
Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . .   (1,754,971)   (2,449,856)   (3,187,310)   (4,441,887)
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $(1,790,303)   (2,537,900)   (3,292,069)   (5,407,861)
                                                   ===========    ==========   ===========    ==========

        Net loss per limited
          partnership interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . . .  $    (1,718)       (2,436)       (3,160)       (5,192)
                                                   ===========    ==========   ===========    ==========
            Cash distribution per
              limited partnership
              interest. . . . . . . . . . . . . .  $     --            --            --           15,000
                                                   ===========    ==========   ===========    ==========



                               See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (3,292,069)     (5,407,861)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operating loss from operations
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .     3,187,310       4,441,887
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .         --             20,397
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,601)         15,305
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        66,167          84,349
                                                                             ------------     -----------
          Net cash (used in) operating activities . . . . . . . . . . . . .       (45,193)       (845,923)

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          9,912,520
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .         --          9,912,520
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (15,000,000)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --           (625,000)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,895         134,357
  Change in amounts due from affiliates . . . . . . . . . . . . . . . . . .        34,298       2,639,971
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        45,193     (12,850,672)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .         --         (3,784,075)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .         --          3,784,075
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========

                               See accompanying notes to financial statements.




                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-14547) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized items used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report on Form 10-K.

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


JMB/NYC

     The Corporate General Partner of the Partnership believes that the agreement discussed below, although subject to the satisfaction of certain conditions, will in substance be effected (with some changes in the form or structure of such transactions), as to the elimination (beyond the guaranty or letter of credit described below) of any potential funding obligations of the Partnership in the future.

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

     As part of the Agreement, in order to facilitate the restructuring, JMB/NYC and the Olympia & York affiliates agreed to file for each of the property owning joint ventures a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Bankruptcy filings for the other property owning joint ventures were made in April 1996. JMB/NYC is seeking to incorporate much of the substance of the transactions proposed in the Agreement in the reorganization plans for the other property owning joint ventures, although such reorganization plans will be subject to the approval of various creditors of the property owning joint ventures and of the Olympia & York affiliates as well as the bankruptcy court and various specifics of the proposed transactions are expected to be changed. Consequently, there is no assurance such transactions in the Agreement will be substantially incorporated or that the transactions contemplated in the Agreement will be finalized. In addition, in connection with such restructuring and reorganizations, it is currently expected that the Partnership and its Affiliated Partners will be required to provide a joint and several guaranty or letter of credit in order to secure their compliance with certain covenants related to the restructuring and reorganizations.

     Even if the restructuring and reorganizations are consummated with the substance of the transactions in the Agreement incorporated, the property owning joint ventures and JMB/NYC will each have a substantial amount of indebtedness. It is not expected that JMB/NYC would receive any distributions from the operations of the 237 Park Avenue or 1290 Avenue of the Americas office buildings. Moreover, if the properties were sold and the property mortgage indebtedness repaid, the purchase money notes (including accrued and deferred interest) payable by JMB/NYC to the Olympia & York affiliates and certain cash distribution preferences in favor of the Olympia & York affiliates must be paid before a portion of any sale proceeds would be distributable to the Partnership. As a result, it is unlikely that the Partnership or the Limited Partners will receive any significant amount of distributions from JMB/NYC in the future.

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


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 1996, $242,564 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are unlikely to be repaid as repayment is subordinate to the Limited Partners receiving an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $2,657 for the six months ended June 30, 1996 and $16,393 for the year ended December 31, 1995, of which $2,657 was unpaid at June 30, 1996. Affiliates were also entitled to reimbursement for other administrative charges of $1,867 for the six months ended June 30, 1996, and $7,466 for the year ended December 31, 1995, all of which was unpaid at June 30, 1996.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of June 30, 1996, these obligations bore interest at 4.99% per annum and interest accrued on these obligations was $208,668.

     In accordance with an agreement between JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) and the Partnership, JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In March 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. In addition, JMB has agreed to remit amounts due under this agreement (approximately $1,654,000 at June 30, 1996) from time to time, as needed, to fund the operations of the Partnership. Based on the Partnership's estimated working capital requirements for the next twelve months, (including repayment of a temporary bank overdraft), approximately $348,000 of the amounts due from JMB have been classified as current in the accompanying financial statements at June 30, 1996. The balance of JMB's obligation, if any, will be paid at the discretion of the Corporate General Partner, but no later than the time of dissolution and termination of the Partnership.


SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the six months ended June 30, 1996 and 1995 is as follows:

                                             1996           1995
                                         -----------     ----------

     Total income . . . . . . . . . .    $61,184,806     65,462,753
                                         ===========    ===========
     Operating loss . . . . . . . . .    $26,246,650     34,965,536
                                         ===========    ===========
     Partnership's share
       of loss. . . . . . . . . . . .    $ 3,187,310      4,441,887
                                         ===========    ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments. There is substantial doubt about the Partnership's ability to continue as a going concern.

     It is unlikely that the Partnership will be able to distribute any significant additional amounts of distributions to the Limited Partners. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein), the Limited Partners would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return any significant additional amounts of distributions.


RESULTS OF OPERATIONS

     The results of operations for the period ended June 30, 1996 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC and interest earned on the Partnership's working capital.

     The bank overdrafts at June 30, 1996 and December 31, 1995 are attributable to the Partnership's temporary bank overdrafts of approximately $166,000 and $155,000, respectively, resulting from the timing of fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 and the decrease in management fees paid to general partners for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is due to the reduction in amounts invested in U.S. Government securities during 1996 as compared to 1995 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The increase in general and administrative expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995, partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy during 1996.


PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Prior to 1996, the lender asserted various defaults under the mortgage loan secured by the 237 Park Avenue and 1290 Avenue of the Americas Office Buildings. Commencing in January 1996, the property owning joint ventures ceased making monthly debt service payments on the mortgage loan.
Principal and interest in arrears related to the mortgage loan at June 30, 1996 is approximately $44,324,000. A restructuring of the first mortgage loan now appears likely to depend on the restructuring of the ownership interest of various affiliates of O&Y in a number of office buildings and the reorganization of the property owning joint ventures, which have filed for bankruptcy under Chapter 11 of the Bankruptcy Code, as more fully discussed in the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%       98%     98%      98%

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        94%       94%        94%       78%     78%      71%

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

            10-C.*   Pledge, Junior Pledge and Security agreements dated
July 1, 1985 between JMB/Manhattan Associates and JMB Realty Corporation and Chemical Bank relating to guarantees of Limited Partnership contributions by the Limited Partners.

            10-D.*   Agreement dated July 27, 1984 relating to the
management of the 1290 Avenue of the Americas Building in New York, New
York.

            10-E.*   Agreement dated August 14, 1984 relating to the
management of the 237 Park Avenue Building in New York, New York.

            10-F.*   Amended and Restated Agreement of General
Partnership of JMB/NYC Office Building Associates dated July 18, 1984.

            10-G.*   Interest Rate Guaranty Agreement dated July 1, 1984
between JMB Realty Corporation and JMB/Manhattan Associates, Ltd. dated April 30, 1984.

            10-H.*   Loan Agreement between JMB/Manhattan Associates,
JMB/Manhattan Investors, Inc., BPA Associates and APB Associates relating to the loan back of cash distributions of the Partnership.

            10-I.*   Consent Agreement dated April 30, 1985 between
JMB/NYC Office Building Associates, O&Y Equity Corporation, Olympic and York, 2 Broadway Limited Partnership and Fame Associates relating to the rights of mortgage loan participation.

            10-J.*   Mortgage Spreader and Consolidation Agreement and
Trust Indenture dated March 20, 1984 between O&Y Equity Corporation and affiliates and Manufacturer's Hanover Trust Company relating to the $970,000,000 first mortgage loan on the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings.

            10-K.*   First Amendment to and First Amended and Restated
Agreement of General Partnership of 1290 Associates dated April 15, 1985.

            10-L.*   $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of Americas Building.

            10-M.*   First Amendment to and Agreement of General
Partnership of 237 Park Avenue Associates dated April 15, 1985.

            10-N.*   $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.

            10-O.*   $19,014,777 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 2 Broadway Building.

            10-P.    Agreement dated March 25, 1993 between JMB/NYC and
the Olympia & York affiliates regarding JMB/NYC's deficit funding obligations from January 1, 1992 through June 30, 1993 is hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-14547) filed March 30, 1993.

            10-Q.    Agreement of Limited Partnership of Property
Partners, L.P. is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-14547) filed May 14, 1993.

            10-R.    Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-S.    Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-T.    Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc., (known as Carlyle Managers, Inc.) is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-U.    Amended and Restated Certificate of Incorporation of
Carlyle-XIII Managers, Inc., (known as Carlyle Investors, Inc.) is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-V.    $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-W.    $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc. is incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-14547) filed March 28, 1994.

            10-X.    Proposed Restructure of Two Broadway, 1290 Avenue of
the Americas and 237 Park Avenue, New York, New York and Summary of Terms dated October 14, 1994, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-Y.    Assumption Agreements dated October 14, 1994 made by
237 Park Avenue Associates and by 1290 Associates in favor and for the benefit of O&Y Equity Company, L.P., O&Y NY Building Corp. and JMB/NYC Office Building Associates, L.P., is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-Z.    Assumption Agreements dated October 14, 1994 made by
O&Y Equity Company, L.P., and by O&Y NY Building Corp. and by JMB/NYC Office Building Associates, L.P. in favor and for the benefit of 2 Broadway Associates and 2 Broadway Land Company, is hereby incorporated by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-14547) dated March 27, 1995.

            10-AA.   Amendment No. 1 to the Second Amended and Restated
Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994, by and between Carlyle Managers, Inc., Carlyle-XIII Associates, L.P., Carlyle-XIV associates, L.P. and Property Partners, L.P., as the limited partners, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

            10-BB.   Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

            10-CC.   Amended, Restated and Consolidated Promissory Note
between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-DD.   Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-EE.   Agreement of Sale between 2 Broadway Associates,
L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-FF.   Agreement of Conversion of 1290 Associates into 1290
Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-GG.   Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996