Form 10-Q
period 1996-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 1996-11-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996     Commission file #0-14547



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






                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14









PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,011          --
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .           21,830        354,082
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .           23,841        354,082
                                                                             -----------    -----------

  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .        1,458,388      1,334,454
                                                                             -----------    -----------

                                                                             $ 1,482,229      1,688,536
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     --           155,322
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            1,271          9,922
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,987,462      1,888,718
                                                                             -----------    -----------

          Total current liabilities . . . . . . . . . . . . . . . . . .        1,988,733      2,053,962

Investment in unconsolidated venture, at equity . . . . . . . . . . . .       79,874,541     77,333,831

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (4,352,088)    (4,244,817)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (5,088,088)    (4,980,817)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .     (114,335,446)  (111,760,929)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                             (75,292,957)   (72,718,440)
                                                                            ------------    -----------

          Total partners' capital accounts (deficits) . . . . . . . . .      (80,381,045)   (77,699,257)
                                                                            ------------    -----------

                                                                            $  1,482,229      1,688,536
                                                                            ============    ===========

                               See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . .  $    35,980        36,907       117,682       375,354
                                                   -----------    ----------   -----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       30,564        33,728        93,079       118,077
  Professional services . . . . . . . . . . . . .       15,000         --           86,822       155,414
  Management fees paid to general partners. . . .        --            --            --        1,041,667
  General and administrative. . . . . . . . . . .       19,310        12,621        71,434        35,612
                                                   -----------    ----------   -----------    ----------
                                                        64,874        46,349       251,335     1,350,770
                                                   -----------    ----------   -----------    ----------
        Operating earnings (loss) . . . . . . . .      (28,894)       (9,442)     (133,653)     (975,416)

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . .      639,175    (1,009,802)   (2,548,135)   (4,401,895)
                                                   -----------    ----------   -----------    ----------
        Net operating earnings (loss) . . . . . .      610,281    (1,019,244)   (2,681,788)   (5,377,311)

Partnership's share of loss on sale
  of investment property by
  unconsolidated venture. . . . . . . . . . . . .        --      (14,789,529)        --      (14,789,529)
                                                   -----------    ----------   -----------    ----------

        Loss before extraordinary item. . . . . .      610,281   (15,808,773)   (2,681,788)  (20,166,840)

Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture. . . . . . . . . . . .        --       15,632,407         --       15,632,407
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   610,281      (176,366)   (2,681,788)   (4,534,433)
                                                   ===========    ==========   ===========    ==========

        Net loss per limited
          partnership interest:
            Net operating earnings
              (loss). . . . . . . . . . . . . . .  $       586          (978)       (2,575)       (5,162)
            Partnership's share of
              loss on sale of invest-
              ment property by
              unconsolidated venture. . . . . . .        --          (14,642)        --          (14,642)
            Partnership's share of
              gain on forgiveness of
              indebtedness of uncon-
              solidated venture . . . . . . . . .        --           15,476         --           15,476
                                                   -----------    ----------   -----------    ----------
                Net earnings (loss) . . . . . . .  $       586          (144)       (2,575)       (4,328)
                                                   ===========    ==========   ===========    ==========

        Cash distribution per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --           15,000
                                                   ===========    ==========   ===========    ==========
















                               See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                 (UNAUDITED)


                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (2,681,788)     (4,534,433)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operating loss from operations
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .     2,548,135       4,401,895
    Partnership's share of loss on sale of investment
      property by unconsolidated venture. . . . . . . . . . . . . . . . . .         --         14,789,529
    Partnership's share of gain from forgiveness of
      indebtedness of unconsolidated venture. . . . . . . . . . . . . . . .         --        (15,632,407)
  Changes in:
    Interest and other receivables. . . . . . . . . . . . . . . . . . . . .         --             20,397
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,651)         14,140
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        98,744         118,077
                                                                             ------------     -----------
          Net cash (used in) operating activities . . . . . . . . . . . . .       (43,560)       (822,802)

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          9,912,520
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .        (7,425)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        (7,425)      9,912,520
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --        (15,000,000)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --           (625,000)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (155,322)        148,144
  Change in amounts due from affiliates . . . . . . . . . . . . . . . . . .       208,318       2,603,063
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        52,996     (12,873,793)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .         2,011      (3,784,075)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .         --          3,784,075
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $      2,011           --
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
































                               See accompanying notes to financial statements.




                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


JMB/NYC

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who are the venture partners in the joint ventures which own or owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the joint ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the joint ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of 2 Broadway. In June 1995, the 2 Broadway joint ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization.

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or O&Y and its affiliates.

     Bankruptcy filings for the other joint ventures were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for all such joint ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996. The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account certain preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable is the Partnership's sole source of capital to fund continuing operations of the Partnership. As of September 30, 1996, such receivable was approximately $1.4 million and such receivable continues to accrue interest at 10% per annum (which is guaranteed by JMB Realty Corporation). Such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral provided in October 1996. The balance was advanced by JMB Realty Corporation in order for the Partnership to satisfy its full portion as discussed below. The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. As collateral for such indemnification, $7.8 million of marketable U.S. government debt securities (of which the Partnership's share was $1.9 million) was provided to the real estate investment trust in October 1996. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the preference levels within the reorganized structure.


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Limited Partners which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Limited Partners. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of September 30, 1996, $255,483 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are unlikely to be repaid as repayment is subordinate to the Limited Partners receiving an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $3,986 for the nine months ended September 30, 1996 and $16,393 for the year ended December 31, 1995, of which $3,986 was unpaid at September 30, 1996. Affiliates were also entitled to reimbursement for other administrative charges of $2,800 for the nine months ended September 30, 1996, and $7,466 for the year ended December 31, 1995, all of which was unpaid at September 30, 1996.

     The Partnership has an obligation to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). As of September 30, 1996, these obligations bore interest at 5.93% per annum and interest accrued on these obligations was $226,314.


SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC and unconsolidated ventures for the nine months ended September 30, 1996 and 1995 is as follows:

                                            1996            1995
                                        ------------     ----------

     Total income . . . . . . . . . .   $106,999,524    103,041,028
                                        ============    ===========
     Operating loss . . . . . . . . .   $ 17,524,116     46,678,713
                                        ============    ===========
     Partnership's share
       of loss. . . . . . . . . . . .   $  2,548,135      4,401,895
                                        ============    ===========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     Based upon the restructured joint ventures which are the principal investment of the Partnership as described more fully in the Notes to the Financial Statements it is unlikely that the Partnership will be able to distribute any significant additional amounts of distributions to the Limited Partners. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the properties (or interests therein), the Limited Partners would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return any significant additional amounts of distributions.

RESULTS OF OPERATIONS

     The results of operations for the period ended September 30, 1996 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC.

     The bank overdraft at December 31, 1995 and the decrease in current amounts due from affiliates results from the timing of fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital. Such guarantee has been fully funded as of the date of this report due to the Partnership's October 1996 funding to secure compliance by the Partnership with the terms of the JMB/NYC restructuring.

     The decrease in interest income and the decrease in management fees paid to general partners for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the reduction in amounts invested in U.S. Government securities during 1996 as compared to 1995 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The increase in general and administrative expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.

     The decrease in the Partnership's share of loss from operations of unconsolidated ventures for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the lower interest expense related to the discharge of principal and accrued interest on the 2 Broadway Purchase Notes of $62,529,627 as a result of the sale of 2 Broadway in September 1995, partially offset by a decrease in rental income at the 1290 Avenue of the Americas office building due to greater vacancy during 1996. The decrease is also due to the recognition into income of approximately $15,600,000 in lease termination fees paid by a tenant at 1290 Avenue of the Americas during the third quarter of 1996.

     The Partnership's share of loss on sale of investment property and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the three and nine months ended September 30, 1995 is primarily due to the Partnership's share of loss from the sale of the 2 Broadway Building and the related share of gain on the extinguishment of indebtedness.






PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1996:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%       98%     98%      98%     98%

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        94%       94%        94%       78%     78%      71%     81%

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

            10-HH.   Disclosure Statement for the Second Amended Joint
Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is filed herewith.

            27.      Financial Data Schedule


            * Previously filed as Exhibits to the Partnership's Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File No. 2-88687) filed April 29, 1986 and hereby incorporated by reference to the Partnership's report for December 31, 1992 on Form 10-K filed March 30, 1993.

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996