Form 10-K405
period 1996-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1997-03-31
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1996             Commission File Number 0-14547


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

                                           Name of each exchange on
Title of each class                         which registered
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





                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   8

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  34


PART III

Item 10.     Director and Executive Officers
             of the Partnership . . . . . . . . . . . . .  34

Item 11.     Executive Compensation . . . . . . . . . . .  37

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  38

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  39


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  39


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  43












                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements of JMB/Manhattan Associates, Ltd. contained in this report. Capitalized items used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB/Manhattan Associates, Ltd. (the "Partnership"), is a limited partnership formed during 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the purpose of acquiring and owning an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), an Illinois limited partnership consisting indirectly of the Partnership and two partnerships sponsored by an affiliate of the General Partners of the Partnership, Carlyle Real Estate Limited Partnership - XIII ("Carlyle-XIII"), an Illinois limited partnership, and Carlyle Real Estate Limited Partnership - XIV ("Carlyle-XIV"), an Illinois limited partnership. JMB/NYC acquired interests in three office buildings and the underlying land (the "Buildings"), through various other joint ventures (each a "Joint Venture" and collectively, the "Three Joint Ventures"), in New York, New York. On April 30, 1985, the Partnership commenced a private offering of $62,700,000 of Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933.
A total of 1,000 Interests were sold at $62,700 per Interest of which $14,053 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1986 through 1988, except for 41.5 Interests paid for entirely upon subscription. The offering closed on October 31, 1985. The Holders of Interests (herein after "Holders" or Holders of Interests") in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held. The Partnership has been engaged, indirectly through other entities, in owning and leasing the buildings located in New York, New York. Approximately $43,000,000 of the net proceeds of the public offering was contributed to JMB/NYC related to the acquisition of the interests in the Buildings and for working capital requirements.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia and York affiliates.





     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable has been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Affiliated Partners to the newly organized REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB Realty Corporation (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Limited Partners. The level of distributable cash is dependent upon the amount of advances made by JMB Realty Corporation. The Partnership's sole source of capital to pay for continuing operations is advances from JMB Realty Corporation. Advances made by JMB Realty Corporation are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure and other liabilities of the Partnership.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the properties referred to in Item 1 above. Upon the effective date of the Plan ownership interests in the remaining properties were converted to limited partnership interests.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                            Principal Business      3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                            ------------------      ----  ----   ----  -----  ----   ---- -----  -----
1. 237 Park Avenue
    Building
    New York,
    New York. . . . . . .   Advertising              98%   98%    98%    98%   98%    98%   98%    *
                            Insurance
                            Paper
                            Real Estate

2. 1290 Avenue of
    the Americas
    Building
    New York,
    New York. . . . . . .   Men's Clothing           94%   94%    94%    93%   78%    71%   81%     *
                            Financial
                            Services

--------------------

     Reference is made to Item 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "*" indicates that the joint venture which owns the property was restructured.  Reference is made to the
Notes for further information regarding the reorganized and restructured ventures.







ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 863 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests.






ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------
Total income. . . . . . .  $    120,331       405,719     1,649,889     1,500,142     1,380,338
                           ============  ============  ============  ============  ============
Operating earnings
  (loss). . . . . . . . .  $   (166,985)   (1,006,925)    1,382,820     1,257,032     1,212,777
Partnership's share of
  income (loss) from
  unconsolidated venture
  (including income
  from restructuring
  of $72,474,557 in
  1996) . . . . . . . . .    72,259,794    (6,794,224)   (6,266,667)  (22,166,989)   (7,124,283)
Partnership's share
  of loss on sale
  of investment
  property by uncon-
  solidated venture . . .         --      (14,789,529)        --            --            --
Partnership's share of
  extraordinary gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . .         --       15,632,407         --            --            --
                           ------------  ------------  ------------  ------------  ------------
Net earnings (loss) . . .  $ 72,092,809    (6,958,271)   (4,883,847)  (20,909,957)   (5,911,506)
                           ============  ============  ============  ============  ============
Net earnings (loss)
 per Interest:
  Net operating
   earnings (loss). . . .  $     69,209        (7,489)       (4,688)      (20,494)       (5,675)
  Share of loss on sale
   of investment
   property by uncon-
   solidated venture. . .         --          (14,642)        --            --            --
 Share of gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . .         --           15,476         --            --            --
                           ------------  ------------  ------------  ------------  ------------




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                    YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992 - CONTINUED



                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------

Net earnings (loss)
  per Interest (b). . . .  $     69,209        (6,655)       (4,688)      (20,494)       (5,675)
                           ============  ============  ============  ============  ============

Total assets. . . . . . .  $      1,679     1,688,536    18,043,225    16,555,044    15,267,890
Cash distributions per
  Interest (b)(c) . . . .  $      --           15,000         --            --            --
                           ============  ============  ============  ============  ============

----------

    (a) The above selected financial data should be read in conjunction with the financial statements of the
Partnership and the related notes appearing elsewhere in this annual report.

    (b) The net earnings (loss) and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

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





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements of JMB/Manhattan Associates, Ltd. contained in this report.

     On April 30, 1985, the Partnership commenced a private offering of $62,700,000 in Limited Partnership Interests pursuant to a Private Placement Memorandum as described in Item 1. The net offering proceeds were utilized primarily for the payment of the Partnership's bank borrowings and related interest, additional contributions to JMB/NYC and working capital requirements.

     In February 1995, the Partnership distributed $15,000,000 to the Holders of Interests ($15,000 per Interest) and $625,000 to the General Partners and made a related payment of management fees to the General Partners of $1,041,667. Such amounts were made out of excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee. The Partnership believed that the working capital reserves were in excess of the amount necessary for the future operations of the Partnership as a result of the agreement entered into with the Olympia & York affiliates. Subsequent to the $2,850,000 funding made in March 1995, JMB funded an additional $65,000 in December 1995 to pay for 1995 operating costs. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 and advanced the Partnership an additional $530,000. Such funds were used to fund 1996 operating costs and to fund the Partnership's share of the collateral required pursuant to the terms of the restructuring of the Partnership's indirect ownership interest in the properties as described more fully in the Notes. Advances made by JMB Realty Corporation are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996. The balance of the note including accrued interest as of December 31, 1996 is $536,685. The Partnership's sole source of capital to fund continuing operations is advances from JMB Realty Corporation.

     Based upon the restructured joint ventures, it is unlikely that the Partnership will be able to make any significant additional distributions to the Holders of Interests. It should be noted, however, that in the future, the Holders of Interest will be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to make any significant additional amounts of distributions. Such gain may be offset by suspended losses from prior years that have been allocated to the Limited Partners.

     The Affiliated Partners entered into a joint and several indemnification obligation to ensure their compliance with certain terms and conditions relating to the restructuring as more fully described in the Notes.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1996, 1995 and 1994 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC and restructuring of the Joint Ventures as described in the Notes, and interest earned on the Partnership's working capital.

     The bank overdraft at December 31, 1995 and the decrease in amounts due from affiliates as of December 31, 1996 as compared to December 31, 1995 are the result of the timing of fundings received from JMB relating to its agreement to guarantee a minimum return on the Partnership's working capital. Such guarantee has been fully funded in order to secure compliance by the Affiliated Partners with the terms of the restructuring of certain of the Joint Ventures during 1996 as described more fully in the Notes.

     The decrease in the deficit balance of the investment in unconsolidated venture is due to capital contributions of approximately $2,009,000 during the year and Partnership's share of income from unconsolidated venture recognized during 1996. As a result of the Plan of Reorganization of certain of the Joint Ventures, JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures now owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to its real estate investments and has reversed those previously recognized losses that it is no longer obligated to fund. The Partnership's share of income from operations of unconsolidated venture related to the restructuring is partially offset by loss from operations prior to such reorganization of $248,326. The deficit balance of the investment in unconsolidated venture has been adjusted so as to reflect the Partnership's proportionate share of the maximum exposure to the Partnership under its indemnification as more fully described in the Notes.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and for the year ended December 31, 1995 as compared to 1994 and the increase in management fees paid to general partners for the year ended December 31, 1995 as compared to the year ended December 31, 1996 and December 31, 1994 is primarily due to a reduction in amounts invested in U.S. Government securities during 1996 and 1995 as compared to 1994 resulting from the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

     The increase in the Partnership's share of loss from operations of unconsolidated venture for the twelve months ended December 31, 1995 as compared to the twelve months ended December 31, 1994 is primarily due to the loss of rental income as a result of the sale of 2 Broadway in September 1995.

     The Partnership's share of loss on sale of investment property and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the year ended December 31, 1995 is primarily due to the Partnership's share of loss from the sale of the 2 Broadway Building and the related share of the gain on the extinguishment of indebtedness.








ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31,
  1996, 1995 and 1994
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1996, 1995 and 1994
Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                 INDEX

Independent Auditors' Report
Balance Sheet, December 31, 1996
Statement of Operations, year ended December 31, 1996
Statement of Partners' Capital Accounts (Deficits), year ended
  December 31, 1996
Statement of Cash Flows, year ended December 31, 1996

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.










                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the financial statements of JMB/Manhattan Associates, Ltd., a limited partnership (the Partnership), as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our report dated March 25, 1996, we did not express an opinion on the Partnership's 1995 and 1994 financial statements due to material uncertainties relating to the Partnership's ability to continue as a going concern and certain unresolved disputes between the Partnership and the unaffiliated venture partners in the Partnership's real estate investments.

As disclosed in the notes to the financial statements, the joint ventures owning the Partnership's real estate investments were restructured during 1996. As a result of the restructuring, the Partnership now holds a nominal indirect interest in the real estate investments. The restructuring and reorganization also eliminated any potential additional obligations of the Partnership to provide additional funds under the previous joint venture agreements. Accordingly, although such restructuring did not eliminate the uncertainty as to the Partnership's ability to continue as a going concern, our present opinion on the 1995 and 1994 financial statements, as presented herein, is different from our previous report.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership has suffered recurring losses form operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                      KPMG PEAT MARWICK LLP

Chicago, Illinois
March 21, 1997





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      1,679            --
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . .          --             354,082
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .          1,679          354,082
                                                                        ------------      -----------

Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .          --           1,334,454
                                                                        ------------      -----------

                                                                        $      1,679        1,688,536
                                                                        ============      ===========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . .   $      --             155,322
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          1,274            9,922
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      1,205,330        1,888,718
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      1,206,604        2,053,962

  Note payable to an affiliate - long-term. . . . . . . . . . . . . .        536,685            --
                                                                        ------------      -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      1,743,289        2,053,962

Investment in unconsolidated venture. . . . . . . . . . . . . . . . .      3,864,838       77,333,831

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,500            1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (1,361,105)      (4,244,817)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (737,500)        (737,500)
                                                                        ------------      -----------
                                                                          (2,097,105)      (4,980,817)
                                                                        ------------      -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . .     57,042,489       57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (42,551,832)    (111,760,929)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (18,000,000)     (18,000,000)
                                                                        ------------      -----------
                                                                          (3,509,343)     (72,718,440)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .     (5,606,448)     (77,699,257)
                                                                        ------------      -----------
                                                                        $      1,679        1,688,536
                                                                        ============      ===========


                               See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . .    $    120,331          405,719       1,649,889
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .         123,461          131,272         110,620
  Professional services . . . . . . . . . . . . . .          86,822          185,439          99,596
  Management fees paid to general partners. . . . .           --           1,041,667           --
  General and administrative. . . . . . . . . . . .          77,033           54,266          56,853
                                                       ------------     ------------    ------------
                                                            287,316        1,412,644         267,069
                                                       ------------     ------------    ------------
      Operating earnings (loss) . . . . . . . . . .        (166,985)      (1,006,925)      1,382,820
Partnership's share of income (loss)
  from unconsolidated venture (including
  income from restructuring of $72,474,557
  in 1996). . . . . . . . . . . . . . . . . . . . .      72,259,794       (6,794,224)     (6,266,667)
                                                       ------------     ------------    ------------
      Net operating earnings (loss) . . . . . . . .      72,092,809       (7,801,149)     (4,883,847)
Partnership's share of earnings (loss)
  on sale of investment property by
  unconsolidated venture. . . . . . . . . . . . . .           --         (14,789,529)          --
                                                       ------------     ------------    ------------
      Earnings (loss) before extraordinary item . .      72,092,809      (22,590,678)     (4,883,847)

Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture. . . . . . . . . . . . .           --          15,632,407           --
                                                       ------------     ------------    ------------
      Net earnings (loss) . . . . . . . . . . . . .    $ 72,092,809       (6,958,271)     (4,883,847)
                                                       ============     ============    ============





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED




                                                           1996             1995            1994
                                                       ------------     ------------    ------------

      Net earnings (loss) per limited
       partnership interest:
         Net operating earnings (loss). . . . . . .    $     69,209           (7,489)         (4,688)
         Partnership's share of earnings
          (loss) on sale of investment
          property by unconsolidated
          venture . . . . . . . . . . . . . . . . .           --             (14,642)          --
         Partnership's share of gain on
          forgiveness of indebtedness
          of unconsolidated venture . . . . . . . .           --              15,476           --
                                                       ------------     ------------    ------------
            Net earnings (loss) . . . . . . . . . .    $     69,209           (6,655)         (4,688)
                                                       ============     ============    ============
























                               See accompanying notes to financial statements.




                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1993 . . . .  $1,500  (3,745,846)  (112,500)  (3,856,846) 57,042,489  (100,417,782)  (3,000,000)(46,375,293)

Net earnings
 (loss) . . .    --      (195,354)     --        (195,354)      --       (4,688,493)       --     (4,688,493)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------

Balance
 (deficits)
 December 31,
 1994 . . . .   1,500  (3,941,200)  (112,500)  (4,052,200) 57,042,489  (105,106,275)  (3,000,000)(51,063,786)

Cash distri-
 butions
 ($15,000 per
 limited
 partnership
 interest). .    --         --      (625,000)    (625,000)      --            --     (15,000,000)(15,000,000)
Net earnings
 (loss) . . .    --      (303,617)     --        (303,617)      --       (6,654,654)       --     (6,654,654)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------





                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1995 . . . .   1,500  (4,244,817)  (737,500)  (4,980,817)  57,042,489 (111,760,929) (18,000,000)(72,718,440)

Net earnings
 (loss) . . .     --    2,883,712       --      2,883,712        --      69,209,097        --     69,209,097
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------

Balance
 (deficits)
 December 31,
 1996 . . . .  $1,500  (1,361,105)  (737,500)  (2,097,105)  57,042,489  (42,551,832) (18,000,000) (3,509,343)
               ======  ==========  =========  ===========  ===========  ===========  =========== ===========



















                                See accompanying notes to financial statements.




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .    $ 72,092,809       (6,958,271)     (4,883,847)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of (income) loss from
      unconsolidated venture (including
      income from restructuring
      of $72,474,557 in 1996) . . . . . . . . . . .     (72,259,794)       6,794,224       6,266,667
    Partnership's share of loss on sale
      of investment property by
      unconsolidated venture. . . . . . . . . . . .           --          14,789,529           --
    Partnership's share of gain from
      forgiveness of indebtedness of
      unconsolidated venture. . . . . . . . . . . .           --         (15,632,407)          --
  Changes in:
    Interest and other receivables. . . . . . . . .           --              20,397          28,332
    Accounts payable  . . . . . . . . . . . . . . .          (8,648)          (9,359)         (1,259)
    Amounts due to affiliates . . . . . . . . . . .         123,461          131,273         106,620
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .         (52,172)        (864,614)      1,516,513
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments. . . . . . . . . . . . .           --           9,912,520       1,091,305
  Partnership's contributions to
    unconsolidated venture. . . . . . . . . . . . .      (2,009,199)           --              --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      (2,009,199)       9,912,520       1,091,305
                                                        -----------      -----------     -----------
  Cash flows from financing activities:
    Bank overdraft. . . . . . . . . . . . . . . . .        (155,322)         155,322           --
    Distributions to limited partners . . . . . . .           --         (15,000,000)          --
    Distributions to general partners . . . . . . .           --            (625,000)          --
    Amounts received from affiliates. . . . . . . .       2,218,372        2,637,697      (1,139,570)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .       2,063,050      (12,831,981)     (1,139,570)
                                                        -----------      -----------     -----------




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1996            1995            1994
                                                        -----------      -----------     -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .           1,679       (3,784,075)      1,468,248

          Cash, beginning of year . . . . . . . . .           --           3,784,075       2,315,827
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $     1,679            --          3,784,075
                                                        ===========      ===========     ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $     --               --              --
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated
      venture . . . . . . . . . . . . . . . . . . .     $   800,000            --              --
                                                        ===========      ===========     ===========
    Reduction in amounts due to affiliates. . . . .     $  (800,000)           --              --
                                                        ===========      ===========     ===========



















                               See accompanying notes to financial statements.




                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in the city of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's 25% indirect interest in JMB/NYC through Property Partners, L.P. Accordingly, the financial statements do not include the accounts of JMB/NYC or Property Partners, L.P. Effective with the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"), JMB/NYC accounts for its indirect interest in the Properties on the cost basis of accounting as a result of JMB/NYC converting its ownership interest in the joint ventures which owned the Properties to a limited partner. As a limited partner, JMB/NYC has no future funding obligations (other than that related to a certain indemnification provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the Partnerships which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC (and the Partnership) have suspended loss recognition relative to their respective real estate investments and have reversed those previously recognized losses that the Partnership and JMB/NYC are no longer obligated to fund. The Partnership maintains a deficit balance in its investment in unconsolidated venture to reflect its maximum exposure under the indemnification agreement. The share of income from unconsolidated ventures in the accompanying Partnership financial statements and financial statements of JMB/NYC includes the respective partnerships' proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring consisting primarily of the reversal of previously recognized losses as noted above and the adjustments necessary to record the restructuring. JMB/NYC utilized the equity method to account for such investments prior to the Effective Date.


     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:






                                                     1996                              1995
                                     -------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       -----------     ------------     -----------


Total assets. . . . . . . . . . . .   $      1,679        9,164,644        1,688,536      12,083,306
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .     (2,097,105)     (21,452,634)      (4,980,817)    (22,805,104)
  Limited partners. . . . . . . . .     (3,509,343)     (71,303,843)     (72,718,440)    (75,295,495)
 Net income (loss):
  General partners. . . . . . . . .      2,883,712        1,352,470         (303,617)       (171,131)
  Limited partners. . . . . . . . .     69,209,097        3,991,652       (6,654,654)    (14,486,657)
 Net income (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         69,209            3,992           (6,655)        (14,487)
                                      ============     ============     ============    ============






     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to sell (or dispose) of such property and active marketing activity has commenced or is expected to commence in the near term (or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security). In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

JMB/NYC

     JMB/NYC is a limited partnership among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 20% shareholder of Carlyle Managers, Inc. and related to this investment, has an obligation to fund, on demand, $200,000 (reduced from $600,000 during 1996) of additional paid-in capital to Carlyle Managers, Inc. (reflected in amounts due to affiliates in the accompanying financial statements). The Partnership currently holds, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Property Partners, L.P. is Carlyle Investors, Inc., of which the Partnership is a 20% shareholder. Related to this investment, the Partnership has an obligation to fund, on demand, $200,000 (reduced from $600,000 during 1996) of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). The general partner in each of JMB/NYC and Property Partners, L.P. is an affiliate of the Partnership.





     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia & York affiliates.

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to a newly-organized real estate investment trust which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements. In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable has been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Partnership and the Affiliated Partners to the newly organized REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.





     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB Realty Corporation (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Limited Partners. The level of distributable cash is dependent upon the amount of advances made by JMB Realty Corporation. The Partnership's sole source of capital to pay for continuing operations is advances from JMB Realty Corporation. Advances made by JMB Realty Corporation are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The demand note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and tax losses incurred plus the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the properties. For the years ended December 31, 1994 and 1995, the Holders of Interests were allocated tax losses in an amount equal their share of the increase in the Partnership's minimum taxable gain during 1994 and 1995. In 1996, the Holders of interests were allocated ordinary income and also capital gain in an amount, when combined, equal their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or of the Properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition (as described below), plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or of the
Properties are to be allocated 1% to the General Partners.   The remaining
sale or disposition profits and losses are allocable to the Holders of Interests. All such profits or losses generally will be allocated among the Holders of Interests in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.




     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee).


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1996, $268,401 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $3,146, $16,393 and $15,058 for 1996, 1995 and 1994, $2,026 of which was unpaid at December 31, 1996.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). These obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1996, the obligations bore interest of 5.93% per annum and cumulative interest accrued on these obligations was $236,929.

     JMB advanced the Partnership $529,835 during 1996. Advances made by JMB Realty Corporation are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The demand note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996. The balance of the note including accrued interest as of December 31, 1996 is $536,685. The Partnership's sole source of capital to pay for continuing operations is advances from JMB Realty Corporation.

     JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In March 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 which was used to fund 1996 operating costs and to fund the Partnership's share of the collateral required pursuant to the terms of the restructuring of the Partnership's indirect ownership interests in the properties.





INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1996 and 1995 (combined to include its unconsolidated ventures through December 31, 1995) is as follows:

                                             1996            1995
                                         ------------    ------------

Current assets. . . . . . . . . . . .    $     27,859      13,898,980
Current liabilities (includes
 $902,603,491 of current portion
 of long-term debt at December 31,
 1995)  . . . . . . . . . . . . . . .           --       (930,523,456)
                                         ------------    ------------
   Working capital (deficit). . . . .          27,859    (916,624,476)
                                         ------------    ------------
Investment property, net. . . . . . .           --        649,606,970
Escrow deposits . . . . . . . . . . .       7,937,459           --
Accrued rent receivable . . . . . . .           --         52,194,637
Deferred expenses . . . . . . . . . .           --         18,168,925
Other liabilities . . . . . . . . . .     (91,313,934)    (85,039,094)
Investment in partnership . . . . . .     (25,000,000)          --
Venture partners' deficit . . . . . .      86,068,182     213,270,871
                                         ------------    ------------
   Partnership's capital (deficit). .    $(22,280,434)    (68,422,167)
                                         ============    ============
Represented by:
 Invested capital . . . . . . . . . .    $ 54,596,097      52,586,784
 Cumulative net losses. . . . . . . .     (67,502,782)   (111,635,202)
 Cumulative cash
    distributions . . . . . . . . . .      (9,373,749)     (9,373,749)
                                         ------------    ------------
                                         $(22,280,434)    (68,422,167)
                                         ============    ============
Total income. . . . . . . . . . . . .    $228,184,030     163,838,267
                                         ============    ============
Expenses applicable to operating loss    $ 11,202,134     180,511,256
                                         ============    ============
Net income (loss) (including income
 from restructuring of $220,431,722
 in 1996) . . . . . . . . . . . . . .    $216,981,896     (16,672,989)
                                         ============    ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC adopted the cost method of accounting for its investments in unconsolidated ventures. Accordingly, JMB/NYC adjusted its deficit basis in the unconsolidated ventures to the extent of its share of the maximum obligation escrow of $25,000,000. The net income for the year ended December 31, 1996 includes $7,618,056 of income from operations through the Effective Date of which the Partnership's share is $1,904,514. The Partnership's capital (deficit) in JMB/NYC differs from its investment in unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring of partnership interests.

     Total income and net loss for the year ended December 31, 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building in September 1995.














                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) as of December 31, 1996, and the related statements of operations, partners' capital accounts (deficits), and cash flows for the year then ended. These financial statements are the responsibility of the General Partners of JMB/Manhattan Associates, Ltd. (the Partnership). Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                             BALANCE SHEET

                           DECEMBER 31, 1996


                                ASSETS
                                ------


Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . .      $    27,859
                                                         -----------
          Total current assets. . . . . . . . . . .           27,859
                                                         -----------
Escrow deposits . . . . . . . . . . . . . . . . . .        7,937,459
                                                         -----------
                                                         $ 7,965,318
                                                         ===========


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Liabilities:
  Investment in unconsolidated venture. . . . . . .      $25,000,000
  Notes payable and accrued interest. . . . . . . .       91,313,934
                                                         -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . .      116,313,934
Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions . . . . . . . . . . . . .       54,596,097
    Cumulative net losses . . . . . . . . . . . . .      (67,502,782)
    Cumulative cash distributions . . . . . . . . .       (9,373,749)
                                                        ------------
                                                         (22,280,434)
                                                        ------------
  Venture partners:
    Capital contributions . . . . . . . . . . . . .      606,073,597
    Cumulative net losses . . . . . . . . . . . . .     (610,257,029)
    Cumulative cash distributions . . . . . . . . .      (81,884,750)
                                                        ------------
                                                         (86,068,182)
                                                        ------------
          Total partners' capital accounts (deficits)   (108,348,616)
                                                        ------------
                                                        $  7,965,318
                                                        ============
















            See accompanying notes to financial statements.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                        STATEMENT OF OPERATIONS

                     YEAR ENDED DECEMBER 31, 1996




Income:
 Interest income. . . . . . . . . . . . . . . . . .      $   134,252
                                                         -----------
                                                             134,252
                                                         -----------
Expenses:
 Interest expense . . . . . . . . . . . . . . . . .       10,876,797
 Depreciation . . . . . . . . . . . . . . . . . . .          133,362
 Other general and administrative . . . . . . . . .          191,975
                                                         -----------
                                                          11,202,134
                                                         -----------
Income from unconsolidated ventures (including
  income from restructuring of $220,431,722). . . .      228,049,778
                                                         -----------

          Net earnings (loss) . . . . . . . . . . .     $216,981,896
                                                        ============









































            See accompanying notes to financial statements.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

          STATEMENT OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                     YEAR ENDED DECEMBER 31, 1996





                                    JMB/MANHATTAN           VENTURE
                                   ASSOCIATES, LTD.        PARTNERS
                                   ----------------      ------------

Balance (deficits) at
 December 31, 1995. . . . . . . .     $(78,535,221)     (254,834,908)

Capital contributions . . . . . .        2,009,313         6,030,304

Net earnings (loss) . . . . . . .       54,245,474       162,736,422
                                      ------------      ------------

Balance (deficits) at
 December 31, 1996. . . . . . . .     $(22,280,434)      (86,068,182)
                                      ============      ============











































            See accompanying notes to financial statements.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                        STATEMENT OF CASH FLOWS

                     YEAR ENDED DECEMBER 31, 1996



Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $216,981,896
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .          133,362
    Income from unconsolidated ventures
      (including income from restructuring
      of $220,431,722). . . . . . . . . . . . . . .     (228,049,778)
  Changes in:
    Accounts payable and other accrued expenses . .          (21,576)
    Accrued interest. . . . . . . . . . . . . . . .       10,876,797
                                                        ------------
         Net cash (used in) provided by
           operating activities . . . . . . . . . .          (79,299)
                                                        ------------
Cash flows from investing activities:
  Amounts deposited into escrow . . . . . . . . . .       (7,937,459)
                                                        ------------
         Net cash provided by (used in)
           investing activities . . . . . . . . . .       (7,937,459)
                                                        ------------
Cash flows from financing activities:
  Capital contributions . . . . . . . . . . . . . .        8,039,617
                                                        ------------
         Net cash provided by (used in)
           financing activities . . . . . . . . . .        8,039,617
                                                        ------------
         Net increase (decrease)
           in cash. . . . . . . . . . . . . . . . .           22,859

         Cash, beginning of year. . . . . . . . . .            5,000
                                                        ------------
         Cash, end of year. . . . . . . . . . . . .     $     27,859
                                                        ============
Supplemental disclosure of cash flow information:
    Cash paid for interest. . . . . . . . . . . . .     $      --
                                                        ============
    Non-cash investing and financing activities . .     $      --
                                                        ============






















            See accompanying notes to financial statements.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                     NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The Partnership owns an indirect ownership interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") through Property Partners, L.P. JMB/NYC is a limited partnership among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner.

     JMB/NYC holds an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in commercial real estate in the city of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Effective October 10, 1996, JMB/NYC accounts for its indirect interest in the partnerships that own the Properties on the cost basis of accounting. Previously, JMB/NYC utilized the equity method of accounting for such investments. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

     JMB/NYC accounts for its investment in the Upper Tier on the equity method.

     The records of JMB/NYC are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the JMB/NYC.

     The preparation of financial statements in accordance with GAAP requires JMB/NYC to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.


ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. JMB/NYC has however maintained a deficit balance in its investment in unconsolidated venture so as to reflect its maximum exposure under the indemnification agreement.


NOTES PAYABLE

     Notes payable consist of the following at December 31, 1996.

                                                             1996
                                                         ------------
Promissory notes payable, bearing interest at 12.75%
 per annum; cross-collaterally secured by JMB/NYC's
 indirect interest in the Properties, interest accrues
 and is deferred, compounded monthly, until December 31,
 1991; monthly payments of accrued interest, based
 upon the level of distributions to JMB/NYC,
 thereafter until maturity; principal and accrued
 interest due January 2, 2001.  Accrued deferred
 interest of $58,041,342 is outstanding at
 December 31, 1996. . . . . . . . . . . . . . . . . . .   $91,313,934
                                                          -----------
     Less current portion of notes payable. . . . . . .        --
                                                          -----------
          Long-term notes payable . . . . . . . . . . .   $91,313,934
                                                          ===========






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1996 and 1995.



                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. BPA Associates, L.P. shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any such sale. BPA Associates, L.P. is also the sole general partner of APB Associates, an Illinois limited partnership, that is the other Associate General Partner of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell an investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The director and the executive and certain other officers of the Corporate General Partner are as follows:





NAME                      OFFICE
----                      ------

Judd D. Malkin            Chairman
Neil G. Bluhm             Vice President
Stuart C. Nathan          President and Director
Howard Kogen              Vice President and Treasurer
Gary Nickele              Vice President and General Counsel
H. Rigel Barber           Vice President
Gailen J. Hull            Vice President

     There is no family relationship among any of the foregoing officers or director. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 13, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 13, 1997. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except for Howard Kogen who became treasurer on January 1, 1991 and Stuart Nathan, who had been a Vice President, became President and Director on August 8, 1993. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing director and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships.

     The foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:





     Judd D. Malkin (age 59) is Chairman of the Board and a director of JMB and its Chief Financial Officer. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) is Executive Vice President and a director of JMB. He has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     Howard Kogen (age 61) is Senior Vice President and Treasurer of JMB. He has been associated with JMB since March, 1973. He is a Certified Public Accountant.

     Gary Nickele (age 44) is Executive Vice President and General Counsel of JMB. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 48) is Chief Executive Officer of JMB. He has been associated with JMB since March, 1982. Mr. Barber received a J.D. degree from the Northwestern Law School. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.







ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In 1996, the General Partners received no distributions from the Partnership. In 1995, the General Partners received their share of Distributable Cash in the amount of $1,666,667 (including $1,041,667 paid as a partnership management fee). In 1994, the General Partners received no distributions from the Partnership. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions ($300,000 at December 31, 1996) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1996, $268,401 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for tax purposes aggregating $1,352,470 in 1996.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $3,146, $16,393 and $15,058 for 1996, 1995 and 1994, $2,026 of which was unpaid at December 31, 1996.

     In accordance with an agreement between JMB and the Partnership, JMB guaranteed that the Partnership would receive a certain minimum return on its working capital (as defined). In March and December 1995, JMB paid approximately $2,850,000 and $65,000, respectively, of the amount due under this agreement to the Partnership. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 which was used to fund operating costs and to fund the Partnership's share of the collateral required pursuant to the terms of the restructuring of the Partnership's indirect ownership interests in the properties.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1996, these obligations bore interest of 5.93% per annum and interest accrued on these obligations aggregated $236,929.

     JMB advanced approximately $530,000 to the Partnership during 1996. As of December 31, 1996, the loan bore interest of 5.67% per annum and interest accrued on this loan aggregated $6,850.

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

     (b)  The Corporate General Partner, its officers and director and the Associate General Partners own the following Interests of the Partnership.

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership
Interests                    Neil G. Bluhm                  15 Interests (1)          1.5%
                                                            indirectly

Limited Partnership
Interests                    Judd D. Malkin                 19 Interests (1)(2)       1.9%
                                                            indirectly

Limited Partnership
Interests                    Corporate General              19 Interests (1)(2)       1.9%
                             Partner, its officers          indirectly
                             and director and
                             the Associate General
                             Partners as a group


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

                10-A.*   Interest Rate Guaranty Agreement dated July 1,
1984 between JMB Realty Corporation and JMB/Manhattan Associates, Ltd. dated April 30, 1984.

                10-B.*   Loan Agreement between JMB/Manhattan Associates,
JMB/Manhattan Investors, Inc., BPA Associates and APB Associates relating to the loan back of cash distributions of the Partnership.

                10-C.*   Consent Agreement dated April 30, 1985 between
JMB/NYC Office Building Associates, O&Y Equity Corporation, Olympic and York, 2 Broadway Limited Partnership and Fame Associates relating to the rights of mortgage loan participation.

                10-D.*   Mortgage Spreader and Consolidation Agreement
and Trust Indenture dated March 20, 1984 between O&Y Equity Corporation and affiliates and Manufacturer's Hanover Trust Company relating to the $970,000,000 first mortgage loan on the 2 Broadway, 1290 Avenue of the Americas and 237 Park Avenue Buildings.

                10-E.*   $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of Americas Building

                10-F.*   $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.




                10-G.    Agreement of Limited Partnership of Property
Partners, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-14547) dated May 14, 1993.

                10-H.    Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-I.    Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc. (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-J.    Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc. (known as Carlyle Investors, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-K.    $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-L.    $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-M.    Amendment No. 1 to the Second Amended and
Restated Articles of Partnership of JMB/NYC Office Building Associates, L.P. dated January 1, 1994, by and between Carlyle Managers, Inc., Carlyle-XIII Associates, L.P., Carlyle-XIV associates, L.P. and Property Partners, L.P., as the limited partners, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

                10-N.    Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.





                10-O.    Amended, Restated and Consolidated Promissory
Note between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-P.    Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-Q.    Agreement of Sale between 2 Broadway Associates,
L.P. and 2 Broadway Acquisition Corp. dated August 10, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-R.    Agreement of Conversion of 1290 Associates into
1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-S.    Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-T.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-14547) dated November 8, 1996.

                10-U.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is filed herewith.

                10-V.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is filed herewith.

                10-W.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. dated October 31, 1996 is filed herewith.





                10-X.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., dated October 31, 1996 is filed herewith.

                10-Y.    $2,000,000 promissory note between JMB/Manhattan
Associates, Ltd. and JMB Realty Corporation dated October 7, 1996 is filed herewith.

                10-Z.    Indemnification agreement between Property
Partners, L.P., Carlyle-XIII Associates, L.P., and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 is filed herewith.

                10-AA.   Agreement of Limited Partnership of 237/1290
Lower Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

                10-BB.   Amended and Restated Limited Partnership
Agreement of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is filed herewith.

                21.      List of Subsidiaries

                27.      Financial Data Schedule

       --------------------
            *  Previously filed as Exhibits to the Partnership's
Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File no. 2-88687) filed April 29, 1986 and hereby incorporated herein by reference.





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

                JMB/MANHATTAN ASSOCIATES, LTD.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        STUART C. NATHAN
                By:     Stuart C. Nathan, President and Director
                        Principal Executive Officer
                Date:   March 21, 1997


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Chairman
                        Principal Financial Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997







                    JMB/MANHATTAN ASSOCIATES, LTD.

                             EXHIBIT INDEX



                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

  3.      Amended and Restated Agreement
          of Limited Partnership                        Yes

4-A.      Long-term debt contract relating
          to the mortgage note secured
          by the 237 Park Avenue Building
          in New York, New York.                        Yes

4-B.      Long-term debt contract relating
          to the mortgage note secured
          by the 1290 Avenue of the
          Americas Building in New York,
          New York.                                     Yes

10-A.     Interest Rate Guaranty Agreement
          dated July 1, 1984 between JMB Realty
          Corporation and JMB/Manhattan
          Associates, Ltd. dated April 30,
          1984.                                         Yes

10-B.     Loan Agreement between JMB/Manhattan
          Associates, JMB/Manhattan Investors,
          Inc., BPA Associates and APB Associates
          relating to the loan back of cash
          distributions of the Partnership.             Yes

10-C.     Consent Agreement dated April 30,
          1985 between JMB/NYC Office Building
          Associates, O&Y Equity Corporation,
          Olympic and York, 2 Broadway Limited
          Partnership and Fame Associates
          relating to the rights of mortgage
          loan participation.                           Yes

10-D.     Mortgage Spreader and Consolidation
          Agreement and Trust Indenture dated
          March 20, 1984 between O&Y Equity
          Corporation and affiliates and
          Manufacturer's Hanover Trust Company
          relating to the $970,000,000 first
          mortgage loan on the 2 Broadway,
          1290 Avenue of the Americas and
          237 Park Avenue Buildings.                    Yes

10-E.     $9,758,363 12.75% promissory note,
          due March 20, 1999 between JMB/NYC
          Office Building Associates and
          Olympia and York Holdings Corporation
          relating to the 1290 Avenue of Americas
          Building                                      Yes

10-F.     $4,514,229 12.75% promissory note,
          due March 20, 1999 between JMB/NYC
          Office Building and Olympia and York
          Holdings Corporation relating to
          the 237 Park Avenue Building.                 Yes





10-G.     Agreement of Limited Partnership
          of Property Partners, L.P.                    Yes

10-H.     Second Amended and Restated
          Articles of Partnership of
          JMB/NYC Office Building Associates            Yes

10-I.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.)                               Yes

10-J.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIII
          Managers, Inc. (known as Carlyle
          Investors, Inc.)                              Yes

10-K.     $600,000 demand note between
          JMB/Manhattan Associates, Ltd.
          and Carlyle Managers, Inc.                    Yes

10-L.     $600,000 demand note between
          JMB/Manhattan Associates, Ltd.
          and Carlyle Investors, Inc.                   Yes

10-M.     Amendment No. 1 to JMB/NYC Office
          Building Associates                           Yes

10-N.     Amendment No. 1 to agreement of
          limited partnership of Property
          Partners, L.P.                                Yes

10-O.     Amended, Restated and Consolidated
          Promissory Note between JMB/NYC
          Office Building Associates, L.P. and
          Olympia & York Massachusetts
          Financial Company                             Yes

10-P.     Amended, Restated and Consolidated
          Security Agreement between JMB/NYC
          Office Building Associates, L.P. and
          Olympia & York Massachusetts
          Financial Company.                            Yes

10-Q.     Agreement of Sale between 2 Broadway
          Associates, L.P. and 2 Broadway
          Acquisition Corp., dated August 10,
          1995.                                         Yes

10-R.     Agreement of Conversion of 1290
          Associates into 1290 Associates,
          L.L.C. dated October 10, 1995.                Yes

10-S.     Agreement of Conversion of 237
          Park Avenue Associates into
          237 Park Avenue Associates,
          L.L.C. dated October 10, 1995                 Yes

10-T.     Disclosure Statement for the
          Second Amended Joint Plan of
          Reorganization of 237 Park Avenue
          Associates, L.L.C. and 1290
          Associates, L.L.C. dated August 9,
          1996                                          Yes

10-U.     Consent of Director of
          Carlyle-XIV Managers, Inc. (known
          as Carlyle Managers, Inc.) dated
          October 31, 1996                              Yes





10-V.     Consent of Director of
          Carlyle-XIII Managers, Inc. (known
          as Carlyle Investors, Inc.) dated
          October 31, 1996                              Yes

10-W.     Allonge to demand note between
          JMB/Manhattan Associates, L.P.
          and Carlyle Managers, Inc. dated
          October 31, 1996                              Yes

10-X.     Allonge to demand note between
          JMB/Manhattan Associates, L.P.
          and Carlyle Investors, Inc.
          dated October 31, 1996                        Yes

10-Y.     $2,000,000 promissory note between
          JMB/Manhattan Associates, Ltd.
          and JMB Realty Corporation dated
          October 7, 1996                               Yes

10-Z.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P., and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                              Yes

10.AA*.   Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                  No

10-BB*.   Amended and Restated Limited
          Partnership Agreement of 237/1290 Upper
          Tier Associates, L.P. dated as of
          October 10, 1996                              No

21.       List of Subsidiaries                          No

27.       Financial Data Schedule                       No

--------------------

* FILED ON PAPER IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THESE AGREEMENTS ARE BEING FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.