Form 10-Q
period 1997-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 1997-05-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997         Commission file #0-14547



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

                                               BALANCE SHEETS

                                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1997           1996
                                                                             -----------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,339          1,679
                                                                              ----------    -----------

                                                                              $    3,339          1,679
                                                                              ==========    ===========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              MARCH 31,     DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $   127,530          1,274
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,227,681      1,205,330
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,355,211      1,206,604

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . .          557,134        536,685
                                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,912,345      1,743,289

Investment in unconsolidated venture. . . . . . . . . . . . . . . . . .        3,830,675      3,864,838

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (1,366,434)    (1,361,105)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (2,102,434)    (2,097,105)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (42,679,736)   (42,551,832)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                              (3,637,247)    (3,509,343)
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (5,739,681)    (5,606,448)
                                                                            ------------    -----------
                                                                            $      3,339          1,679
                                                                            ============    ===========


                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)


                                                                                 1997             1996
                                                                             ------------     -----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --             41,672
                                                                              -----------      ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,800          12,918
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       112,950          45,297
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        23,046          34,592
                                                                              -----------      ----------
                                                                                  166,796          92,807
                                                                              -----------      ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . .      (166,796)        (51,135)

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . . .        33,563      (1,432,339)
                                                                              -----------      ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .      (133,233)     (1,483,474)
                                                                              -----------      ----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $  (133,233)     (1,483,474)
                                                                              ===========      ==========

        Net earnings (loss) per limited partnership interest. . . . . . . .   $      (128)         (1,424)
                                                                              ===========      ==========

        Cash distribution per limited
          partnership interest. . . . . . . . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========      ==========






                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                 (UNAUDITED)


                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (133,233)     (1,483,474)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operations of unconsolidated venture . . . . . .       (33,563)      1,432,339
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       126,256          14,274
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        30,800          12,919
                                                                             ------------     -----------
          Net cash (used in) operating activities . . . . . . . . . . . . .        (9,740)        (23,942)

Cash flows from investing activities:
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .          (600)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .          (600)          --
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                614
  Amounts received from affiliates (net). . . . . . . . . . . . . . . . . .        12,000          23,328
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        12,000          23,942
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .         1,660           --
          Cash and cash equivalents, beginning of year. . . . . . . . . . .         1,679           --
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $      3,339           --
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========



                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-14547) dated March 21, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report on Form 10-K.

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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a newly-organized real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the affiliated partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned through 2001 on the government obligations. Upon return of such funds, any outstanding advances made by JMB (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Holders of Interests. The level of distributable cash is dependent upon the amount of advances made by JMB. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a current maturity date of June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.55% and 5.73% per annum for the period ending March 31, 1997.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure and the other liabilities of the Partnership.


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 1997, $282,611 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are unlikely to be repaid as repayment is subordinate to the Holders of Interests receiving an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $1,032 for the three months ended March 31, 1997 and $3,146 for the year ended December 31, 1996, of which $3,058 was unpaid at March 31, 1997.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). During 1996, the obligations were reduced to $200,000 and $200,000, respectively. As of March 31, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $246,070.

     As of March 31, 1997, JMB has advanced the Partnership $542,835. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.55% and 5.73% per annum during 1997. The balance of the note including accrued interest as of March 31, 1997 is $557,134. The Partnership's sole source of capital to fund continuing operations is advances from JMB.

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

SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC for the three months ended March 31, 1997 and 1996 is as follows:

                                            1997            1996
                                        ------------     ----------

     Total income . . . . . . . . . .   $    134,252     30,432,917
                                        ============    ===========
     Operating loss . . . . . . . . .   $  2,808,709      9,734,268
                                        ============    ===========
     Partnership's share
       of income (loss) . . . . . . .   $     33,563     (1,432,339)
                                        ============    ===========

     During 1996, JMB/NYC adjusted its deficit in the unconsolidated ventures owning the Properties to the extent of the maximum obligation of $25 million pursuant to the terms of the Indemnification Agreement and adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties.

     The Partnership's share of income for the period ending March 31, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation and assuming the Partnership continues as a going concern have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations is advances from JMB which are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The note has an outstanding balance of $557,134 at March 31, 1997. The Partnership's ability to continue as a going concern is dependent upon the ability to draw upon such promissory note.

     It is unlikely that the Partnership will be able to distribute any significant additional amounts to the Holders of Interests. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the Properties (or interests therein), the Holders of Interests would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return any significant additional amounts of distributions.

RESULTS OF OPERATIONS

     The decrease in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to JMB funding their remaining obligation pursuant to a guarantee of a minimum return on the Partnership's working capital during 1996. Such guarantee (including interest earned) was fully funded in order to secure compliance by the Affiliated Partners with the terms of the restructuring of the Joint Ventures during 1996.

     The increase in professional fees for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 and related increase in accounts payable at March 31, 1997 compared to December 31, 1996 is due to the timing of payment of audit fees and increased fees for professional services related to the restructuring of the Partnership's interests in Joint Ventures.

     The Partnership's share of income from unconsolidated venture for the period ending March 31, 1997, is due to the restructuring of JMB/NYC's interests in Joint Ventures during 1996, whereby JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to its real estate investments and has reversed those previously recognized losses that it is no longer potentially obligated to fund. The Partnership's share of income for the period ending March 31, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase note due to the non-recourse nature of the note and that repayment of the outstanding balance of the note (including accrued interest) is dependent on cash flow from the Properties.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%        *       *

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        78%       71%        81%        *       *

----------------

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

            10-D.*   $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of Americas Building

            10-E.*   $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.

            10-F.    Agreement of Limited Partnership of Property
Partners, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-14547) dated May 14, 1993.

            10-G.    Second Amended and Restated Articles of Partnership
of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

            10-H.    Amended and Restated Certificate of Incorporation of
Carlyle-XIV Managers, Inc. (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

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

            10-M.    Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

            10-N.    Amended, Restated and Consolidated Promissory Note
between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

            10-O.    Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

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

            10-S.    Consent of Director of Carlyle-XIV Managers, Inc.
(known as Carlyle Managers, Inc.) dated October 31, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-T.    Consent of Director of Carlyle-XIII, Managers, Inc.
(known as Carlyle Investors, Inc.) dated October 31, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-U.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. dated October 31, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-V.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., dated October 31, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-W.    $2,000,000 promissory note between JMB/Manhattan
Associates, Ltd. and JMB Realty Corporation dated October 7, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-X.    Indemnification agreement between Property Partners,
L.P., Carlyle-XIII Associates, L.P., and Carlyle-XIV Associates, L.P. dated as of October 10, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-Y.    Agreement of Limited Partnership of 237/1290 Lower
Tier Associates, L.P. dated as of October 10, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-Z.    Amended and Restated Limited Partnership Agreement
of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997