Form 10-Q
period 1997-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 1997-08-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997          Commission file #0-14547



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

                                               BALANCE SHEETS

                                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                               JUNE 30,     DECEMBER 31,
                                                                                1997           1996
                                                                             -----------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    2,662          1,679
                                                                              ----------    -----------

                                                                              $    2,662          1,679
                                                                              ==========    ===========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     3,463          1,274
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,251,129      1,205,330
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,254,592      1,206,604

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . .          718,247        536,685
                                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        1,972,839      1,743,289

Investment in unconsolidated venture. . . . . . . . . . . . . . . . . .        3,797,112      3,864,838

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (1,367,539)    (1,361,105)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (2,103,539)    (2,097,105)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (42,706,239)   (42,551,832)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                              (3,663,750)    (3,509,343)
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (5,767,289)    (5,606,448)
                                                                            ------------    -----------
                                                                            $      2,662          1,679
                                                                            ============    ===========


                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . .  $     --           40,030         --           81,702
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       32,562        31,305        63,362        62,515
  Professional services . . . . . . . . . . . . .       13,189        26,525       126,139        71,822
  General and administrative. . . . . . . . . . .       15,420        17,532        38,466        52,124
                                                   -----------    ----------    ----------    ----------
                                                        61,171        75,362       227,967       186,461
                                                   -----------    ----------    ----------    ----------
        Operating earnings (loss) . . . . . . . .      (61,171)      (35,332)     (227,967)     (104,759)

Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . .       33,563    (1,754,971)       67,126    (3,187,310)
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   (27,608)   (1,790,303)     (160,841)   (3,292,069)
                                                   ===========    ==========    ==========    ==========

        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $       (26)       (1,718)         (154)       (3,160)
                                                   ===========    ==========    ==========    ==========

        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========    ==========    ==========


                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                 (UNAUDITED)


                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (160,841)     (3,292,069)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of operations of unconsolidated venture . . . . . .       (67,126)      3,187,310
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,189          (6,601)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        63,361          66,167
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .      (162,417)        (45,193)

Cash flows from investing activities:
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .          (600)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .          (600)          --
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             10,895
  Amounts received from affiliates (net). . . . . . . . . . . . . . . . . .       164,000          34,298
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       164,000          45,193
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .           983           --
          Cash and cash equivalents, beginning of year. . . . . . . . . . .         1,679           --
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $      2,662           --
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========



                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS
                        JUNE 30, 1997 AND 1996

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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). The new ownership structure gives control of the Properties to a real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations. Upon return of such funds, any outstanding advances made by JMB (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Holders of Interests. The level of distributable cash is dependent upon the amount of advances made by JMB. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a current maturity date of June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.55% and 6.14% per annum for the six month period ending June 30, 1997.

     It is unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure and the liabilities of the Partnership.


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Limited Partners, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 1997, $296,821 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are unlikely to be repaid as repayment is subordinate to the Holders of Interests receiving an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $2,064 for the six months ended June 30, 1997 and $3,146 for the year ended December 31, 1996, of which $2,064 was unpaid at June 30, 1997.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Managers, Inc. and Carlyle Investors, Inc., respectively, of additional paid-in capital (reflected in amounts due to affiliates in the accompanying financial statements). During 1996, the obligations were reduced to $200,000 and $200,000, respectively. As of June 30, 1997, these obligations bore interest at 5.75% per annum and interest accrued on these obligations was $255,308.

     As of June 30, 1997, JMB has advanced the Partnership $694,835. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and is due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.55% and 6.14% per annum during 1997. The balance of the note including accrued interest as of June 30, 1997 is $718,247. The Partnership's sole source of capital to fund continuing operations is advances from JMB.

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

SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC for the six months ended June 30, 1997 and 1996 is as follows:

                                             1997           1996
                                         -----------     ----------

     Total income . . . . . . . . . .    $   268,504     61,184,806
                                         ===========    ===========
     Operating loss . . . . . . . . .    $ 5,711,055     26,246,650
                                         ===========    ===========
     Partnership's share
       of income (loss) . . . . . . .    $    67,126     (3,187,310)
                                         ===========    ===========

     During 1996, JMB/NYC adjusted its deficit in the unconsolidated ventures owning the Properties to the extent of the maximum obligation of $25 million pursuant to the terms of the Indemnification Agreement and adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties.

     The Partnership's share of income for the period ending June 30, 1997, consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase notes due to the non-recourse nature of the notes and that repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations is advances from JMB, which are evidenced by a promissory note with a maximum principal sum of $2 million and with a scheduled maturity of June 30, 1999. The note has an outstanding balance of $718,247 at June 30, 1997. The Partnership's ability to continue as a going concern is dependent upon the ability to draw upon such promissory note.

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

RESULTS OF OPERATIONS

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to JMB funding its remaining obligation pursuant to a guarantee of a minimum return on the Partnership's working capital during 1996. Such guarantee (including interest earned) was fully funded in order to secure compliance by the Affiliated Partners with the terms of the restructuring of the Joint Ventures during 1996 as further described in the notes.

     The increase in professional fees for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 and the decrease in professional fees for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is due to the timing of recognition of audit fees and increased fees for professional services related to the restructuring of the Partnership's interests in the Joint Ventures.

     The Partnership's share of income from unconsolidated venture for the period ending June 30, 1997, is due to the restructuring of JMB/NYC's interests in the Joint Ventures during 1996, whereby JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC has suspended loss recognition relative to its real estate investments and has reversed those previously recognized losses that it is no longer potentially obligated to fund. The Partnership's share of income for the period ending June 30, 1997 consists of interest income earned on amounts contributed by the Partnership which are held in escrow by JMB/NYC and reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement. The Partnership does not recognize its share of interest expense accruing on the JMB/NYC purchase notes due to the non-recourse nature of the notes and that repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%        *       *        *

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        78%       71%        81%        *       *        *

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

            10-D.*   $9,758,363 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 1290 Avenue of the Americas Building

            10-E.*   $4,514,229 12.75% promissory note, due March 20,
1999 between JMB/NYC Office Building Associates and Olympia and York Holdings Corporation relating to the 237 Park Avenue Building.

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

            10-M.    Amendment No. 1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

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

            10-S.    Consent of Director of Carlyle-XIV Managers, Inc.
(known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-T.    Consent of Director of Carlyle-XIII Managers, Inc.
(known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-U.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-V.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-W.    $2,000,000 promissory note between JMB/Manhattan
Associates, Ltd. and JMB Realty Corporation dated October 7, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-X.    Indemnification agreement between Property Partners,
L.P., Carlyle-XIII Associates, L.P., and Carlyle-XIV Associates, L.P. to Metropolis Realty Trust, Inc. dated as of October 10, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-Y.    Agreement of Limited Partnership of 237/1290 Lower
Tier Associates, L.P. dated as of October 10, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

            10-Z. Amended and Restated Limited Partnership Agreement of 237/1290 Upper Tier Associates, L.P. dated as of October 10, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997