Form 10-Q
period 1997-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 1997-11-12
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1997     Commission file #0-14547



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1997           1996
                                                                            ------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   14,605           1,679
                                                                             ----------       ---------

                                                                             $   14,605           1,679
                                                                             ==========       =========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1997           1996
                                                                            ------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     5,984          1,274
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,272,760      1,205,330
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,278,744      1,206,604

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . .          752,661        536,685
                                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        2,031,405      1,743,289

Investment in unconsolidated venture. . . . . . . . . . . . . . . . . .        3,764,150      3,864,838

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (1,368,085)    (1,361,105)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (2,104,085)    (2,097,105)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (42,719,354)   (42,551,832)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                              (3,676,865)    (3,509,343)
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (5,780,950)    (5,606,448)
                                                                            ------------    -----------
                                                                            $     14,605          1,679
                                                                            ============    ===========


                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Interest. . . . . . . . . . . . . . . . . . . .  $     --           35,980         --          117,682
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       31,644        30,564        95,006        93,079
  Professional services . . . . . . . . . . . . .        --           15,000       126,139        86,822
  General and administrative. . . . . . . . . . .       15,580        19,310        54,046        71,434
                                                   -----------    ----------    ----------    ----------
                                                        47,224        64,874       275,191       251,335
                                                   -----------    ----------    ----------    ----------
        Operating earnings (loss) . . . . . . . .      (47,224)      (28,894)     (275,191)     (133,653)

Partnership's share of the reduction of
  the maximum unfunded obligation . . . . . . . .       33,563         --          100,689         --
Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . .        --          639,175         --       (2,548,135)
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   (13,661)      610,281      (174,502)   (2,681,788)
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $       (13)          586          (168)       (2,575)
                                                   ===========    ==========    ==========    ==========
        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========    ==========    ==========



                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (174,502)     (2,681,788)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum
      unfunded obligation . . . . . . . . . . . . . . . . . . . . . . . . .      (100,689)          --
    Partnership's share of operations of unconsolidated venture . . . . . .         --          2,548,135
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,711          (8,651)
    Amounts due to affiliates - accrued interest. . . . . . . . . . . . . .        67,430          98,744
    Note payable to an affiliate - accrued interest . . . . . . . . . . . .        25,976           --
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .      (177,074)        (43,560)

Cash flows from investing activities:
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .         --             (7,425)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .         --             (7,425)
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (155,322)
  Amounts received from affiliates (net). . . . . . . . . . . . . . . . . .       190,000         208,318
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       190,000          52,996
                                                                             ------------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .        12,926           2,011
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .         1,679           --
                                                                             ------------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $     14,605           2,011
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      1,600           --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========

                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

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

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). This ownership structure gives control of the Properties to a real estate investment trust ("REIT"). JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned at the termination of the indemnification agreement including interest earned on the government obligations. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses is a $2 million long-term promissory note ($752,661 outstanding at September 30, 1997) from JMB as described below.

     It is unlikely that any significant distributions will be received from JMB/NYC at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC and the significant preference levels within the reorganized structure. Upon return of the collateral at the completion of the indemnification period and after repayment of the outstanding balance of the JMB promissory note, including accrued and unpaid interest, and establishment of an appropriate working capital reserve, the remainder, if any, would be distributable to Holders of Interests.


TRANSACTIONS WITH AFFILIATES

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs totalled $5,985 for the nine months ended September 30, 1997 and $3,146 for the year ended December 31, 1996, all of which was paid at September 30, 1997.

     As discussed in more detail below, amounts due to affiliates consists of loans payable to the general partners for their share of prior years' distributions and the Partnership's obligation to fund contributions of additional paid in capital to Carlyle Managers, Inc. and Carlyle Investors, Inc. The Partnership's obligations to affiliates of $1,272,760 and $1,205,330 as of September 30, 1997 and December 31, 1996 includes accrued interest payable of $572,760 and $505,330, respectively.

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, its share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). These loans, including unpaid interest of $311,031 as of September 30, 1997, are unlikely to be repaid since repayment is subordinate to the Holders of Interests receiving an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Partnership's obligation to fund contributions of additional paid-in capital, on demand to Carlyle Managers, Inc. and Carlyle Investors, Inc. was reduced from an aggregate obligation of $1,200,000 to $400,000 during 1996. Interest expense accrues at the applicable Federal rate (currently 5.75% per annum) and is compounded semi-annually. As of September 30, 1997, the unpaid cumulative interest accrued on these obligations was $261,729 after the Partnership made payments of $1,600 during 1997.

     As of September 30, 1997, JMB has loaned the Partnership $719,835 pursuant to the terms of a promissory note due June 30, 1999, with a maximum principal sum of $2 million. The note accrues interest at the applicable Federal rate, which ranged between 5.55% and 6.14% per annum during the first nine months of 1997. Accrued and unpaid interest is compounded semi-annually and added to the balance of the note. The loan, including accrued interest of $32,826 and $6,850 as of September 30, 1997 and December 31, 1996 is classified as Note payable to an affiliate - long-term.

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


SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC for the nine months ended September 30, 1997 and 1996 is as follows:

                                             1997           1996
                                         -----------     ----------

     Total income . . . . . . . . . .    $   402,756          --
                                         ===========     ==========
     Operating loss . . . . . . . . .    $ 8,711,302     10,326,162
                                         ===========     ==========
     Partnership's share of
       operations at uncon-
       solidated venture
       (recognized) . . . . . . . . .    $     --        (2,548,135)
                                         ===========     ==========
     Partnership's share of the
       reduction of the maximum
       unfunded obligation. . . . . .    $   100,689          --
                                         ===========     ==========

     During 1996, JMB/NYC adjusted its deficit in the unconsolidated ventures owning the Properties to the extent of the maximum obligation of $25 million pursuant to the terms of the Indemnification Agreement and adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties.

     The JMB/NYC operating loss of $8,711,302 for the period ending September 30, 1997 includes accrued interest expense on the JMB/NYC purchase notes of $9,112,349. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the operating loss attributable to the JMB/NYC purchase notes, since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the Indemnification Agreement.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations is loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and a scheduled maturity of June 30, 1999. The note, including accrued interest, has an outstanding balance of $752,661 at September 30, 1997. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     It is unlikely that the Partnership will be able to distribute any significant additional amounts to the Holders of Interests. It should be noted, however, that in connection with any sale or other disposition (including a foreclosure) of the Properties (or JMB/NYC's interests therein), the Holders of Interests would be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to return any significant additional amounts of distributions.

RESULTS OF OPERATIONS

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to JMB funding its remaining obligation pursuant to a guarantee of a minimum return on the Partnership's working capital during 1996. Such guarantee (including interest earned) was fully funded in order to secure compliance by the Affiliated Partners with the terms of the restructuring of the Joint Ventures during 1996 as further described in the notes.

     The increase in professional fees for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is due to the timing of recognition of audit fees and increased fees for professional services related to the restructuring of the Partnership's interests in the Joint Ventures.

     As a result of the 1996 restructuring, JMB/NYC adopted the cost method of accounting for its indirect investment in the unconsolidated ventures owning the Properties. Accordingly, JMB/NYC suspended loss recognition relative to its real estate investments and reversed those previously recognized losses that it is no longer potentially obligated to fund. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the JMB/NYC operating loss attributable to the JMB/NYC purchase notes since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending September 30, 1997 is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under
the Indemnification Agreement.   Reference is made to Summarized Financial
Information - JMB/NYC in the Notes to the Financial Statements for additional information.

     Prior to the restructuring date, the Partnership recorded its investment in the unconsolidated ventures owning the real estate investments on the equity method of accounting. The Partnership's share of income from operations of unconsolidated venture for the three months ending September 30, 1996 is primarily due to the recognition into income of approximately $15,600,000 in lease termination fees paid by a tenant at 1290 Avenue of the Americas during the third quarter of 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                   1996                              1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. 237 Park Avenue Building
    New York, New York. . . .        98%       98%        98%       *       *        *       *

2. 1290 Avenue of the
    Americas Building
    New York, New York. . . .        78%       71%        81%       *       *        *       *

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997