Form 10-K405/A
period 1996-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1998-03-17
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART I

          ITEM 1.  Business.  Page 1 through 3

                                   PART II

          Item 6.  Selected Financial Data.  Pages 6 and 7

          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.
                   Pages 8 and 9

          Item 8.  Financial Statements and Supplementary Data.
                   Pages 10 through 33

                                  PART III

          Item 10. Director and Executive Officers of the Partnership. Pages 34 through 36

                                 EXHIBIT 27


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



                                          GAILEN J. HULL
                                    By:   Gailen J. Hull
                                          Senior Vice President


Dated:  March 17, 1998

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

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with the restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable has been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Affiliated Partners to the newly organized REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement which is reflected as a liability in the accompanying financial statements.

     Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB Realty Corporation (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Limited Partners.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB Realty Corporation. The Partnership's sole source of capital to pay for continuing operations is advances from JMB Realty Corporation. Advances made by JMB Realty Corporation are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA
                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                             YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1996           1995            1994          1993          1992
                            -------------  -------------    -----------   ------------  ------------
Total income. . . . . . . .  $    120,331        405,719      1,649,889      1,500,142     1,380,338
                             ============   ============   ============   ============  ============
Operating earnings
  (loss). . . . . . . . . .  $   (166,985)    (1,006,925)     1,382,820      1,257,032     1,212,777
Partnership's share of
  the reduction of the
  maximum unfunded
  obligation under the
  indemnification
  agreement . . . . . . . .        33,563          --             --             --            --
Partnership's share of
  income (loss) from
  unconsolidated venture
  (including income
  from restructuring
  of $72,073,760 in
  1996) . . . . . . . . . .    71,825,434     (6,794,224)    (6,266,667)   (22,166,989)   (7,124,283)
Partnership's share
  of loss on sale
  of investment
  property by uncon-
  solidated venture . . . .         --       (14,789,529)         --             --            --
Partnership's share of
  extraordinary gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . . .         --        15,632,407          --             --            --
                             ------------   ------------   ------------   ------------  ------------
Net earnings (loss) . . . .  $ 71,692,012     (6,958,271)    (4,883,847)   (20,909,957)   (5,911,506)
                             ============   ============   ============   ============  ============
Net earnings (loss)
 per Interest:
  Net operating
   earnings (loss). . . . .  $     68,824         (7,489)        (4,688)       (20,494)       (5,675)
  Share of loss on sale
   of investment
   property by uncon-
   solidated venture. . . .         --           (14,642)         --             --            --




                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                       YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992 - CONTINUED



                                 1996           1995            1994          1993          1992
                            -------------  -------------    -----------   ------------  ------------
 Share of gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . . .         --            15,476          --             --            --
                             ------------   ------------   ------------   ------------  ------------
Net earnings (loss)
  per Interest (b). . . . .  $     68,824         (6,655)        (4,688)       (20,494)       (5,675)
                             ============   ============   ============   ============  ============

Total assets. . . . . . . .  $      1,679      1,688,536     18,043,225     16,555,044    15,267,890
Cash distributions per
  Interest (b)(c) . . . . .  $      --            15,000          --             --            --
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

     In February 1995, the Partnership distributed $15,000,000 to the Holders of Interests ($15,000 per Interest) and $625,000 to the General Partners and made a related payment of management fees to the General Partners of $1,041,667. Such amounts were made out of excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee. The Partnership believed that the working capital reserves were in excess of the amount necessary for the future operations of the Partnership as a result of the agreement entered into with the Olympia & York affiliates. Subsequent to the $2,850,000 funding made in March 1995, JMB funded an additional $65,000 in December 1995 to pay for 1995 operating costs. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 and advanced the Partnership an additional $530,000 pursuant to the terms of a promissory note. Such funds were used to fund 1996 operating costs and to fund the Partnership's share of the collateral required pursuant to the terms of the restructuring of the Partnership's indirect ownership interest in the properties as described more fully in the Notes.

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

     The Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement at December 31, 1996 was $4,265,635. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, is held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1996 of $33,563 is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The decrease in the deficit balance of the investment in unconsolidated venture is due to capital contributions of approximately $2,009,000 during the year and the Partnership's share of income from unconsolidated venture recognized during 1996, which includes income from restructuring of $72,073,760.

     The Partnership's share of income from unconsolidated venture of $71,825,434 for the year ended December 31, 1996, compared to a loss of $6,794,224 for the year ended December 31, 1995, is primarily the result of the restructuring of JMB/NYC's interests in the joint ventures owning the Properties during 1996. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As a result, the Partnership recognized income from restructuring of $72,073,760 from the reversal of those previously recognized losses that it is no longer obligated to fund (net of capital contributions). The Partnership's share of income from operations of unconsolidated venture is partially offset by loss from operations prior to such reorganization of $248,326.

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
                                                                             ============       ===========






                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                            BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 1996               1995
                                                                             ------------       -----------
Current liabilities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --              155,322
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,274             9,922
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .       1,205,330         1,888,718
                                                                             ------------       -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . .       1,206,604         2,053,962

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . . .         536,685             --
  Partnership's share of the maximum unfunded obligation
    under the indemnification agreement . . . . . . . . . . . . . . . . .       4,265,635             --
                                                                             ------------       -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       6,008,924         2,053,962

Investment in unconsolidated venture. . . . . . . . . . . . . . . . . . .           --           77,333,831

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           1,500             1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .      (1,377,137)       (4,244,817)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .        (737,500)         (737,500)
                                                                             ------------       -----------
                                                                               (2,113,137)       (4,980,817)
                                                                             ------------       -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . . .      57,042,489        57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . .     (42,936,597)     (111,760,929)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (18,000,000)      (18,000,000)
                                                                             ------------       -----------
                                                                               (3,894,108)      (72,718,440)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits) . . . . . . . . . .      (6,007,245)      (77,699,257)
                                                                             ------------       -----------
                                                                             $      1,679         1,688,536
                                                                             ============       ===========

                                  See accompanying notes to financial statements.

                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . . .      $    120,331          405,719         1,649,889
                                                           ------------     ------------      ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . .           123,461          131,272           110,620
  Professional services . . . . . . . . . . . . . . .            86,822          185,439            99,596
  Management fees paid to general partners. . . . . .             --           1,041,667             --
  General and administrative. . . . . . . . . . . . .            77,033           54,266            56,853
                                                           ------------     ------------      ------------
                                                                287,316        1,412,644           267,069
                                                           ------------     ------------      ------------
      Operating earnings (loss) . . . . . . . . . . .          (166,985)      (1,006,925)        1,382,820
Partnership's share of the reduction of
  the maximum unfunded obligation under
  the indemnification agreement . . . . . . . . . . .            33,563            --                --
Partnership's share of income (loss)
  from unconsolidated venture (including
  income from restructuring of $72,073,760
  in 1996). . . . . . . . . . . . . . . . . . . . . .        71,825,434       (6,794,224)       (6,266,667)
                                                           ------------     ------------      ------------
      Net operating earnings (loss) . . . . . . . . .        71,692,012       (7,801,149)       (4,883,847)
Partnership's share of earnings (loss)
  on sale of investment property by
  unconsolidated venture. . . . . . . . . . . . . . .             --         (14,789,529)            --
                                                           ------------     ------------      ------------
      Earnings (loss) before extraordinary item . . .        71,692,012      (22,590,678)       (4,883,847)

Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture. . . . . . . . . . . . . .             --          15,632,407             --
                                                           ------------     ------------      ------------
      Net earnings (loss) . . . . . . . . . . . . . .      $ 71,692,012       (6,958,271)       (4,883,847)
                                                           ============     ============      ============





                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                       STATEMENTS OF OPERATIONS - CONTINUED




                                                               1996             1995              1994
                                                           ------------     ------------      ------------

      Net earnings (loss) per limited
       partnership interest:
         Net operating earnings (loss). . . . . . . .      $     68,824           (7,489)           (4,688)
         Partnership's share of earnings
          (loss) on sale of investment
          property by unconsolidated
          venture . . . . . . . . . . . . . . . . . .             --             (14,642)            --
         Partnership's share of gain on
          forgiveness of indebtedness
          of unconsolidated venture . . . . . . . . .             --              15,476             --
                                                           ------------     ------------      ------------
            Net earnings (loss) . . . . . . . . . . .      $     68,824           (6,655)           (4,688)
                                                           ============     ============      ============
























                                  See accompanying notes to financial statements.

                                           JMB/MANHATTAN ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET        CASH                       NET OF         NET
                CONTRI-   EARNINGS     DISTRI-                   OFFERING      EARNINGS      CASH
                BUTIONS    (LOSS)      BUTIONS       TOTAL        COSTS         (LOSS)   DISTRIBUTIONS     TOTAL
                -------  ----------  -----------  -----------  -----------    ---------- -------------  -----------
Balance
 (deficits)
 December 31,
 1993 . . . . .  $1,500  (3,745,846)   (112,500)  (3,856,846)  57,042,489   (100,417,782)  (3,000,000) (46,375,293)

Net earnings
 (loss) . . . .    --      (195,354)      --        (195,354)       --        (4,688,493)       --      (4,688,493)
                 ------  ----------   ---------  -----------   -----------   -----------  -----------  -----------

Balance
 (deficits)
 December 31,
 1994 . . . . .   1,500  (3,941,200)   (112,500)  (4,052,200)  57,042,489   (105,106,275)  (3,000,000) (51,063,786)

Cash distri-
 butions
 ($15,000 per
 limited
 partnership
 interest). . .    --         --       (625,000)    (625,000)       --             --     (15,000,000) (15,000,000)
Net earnings
 (loss) . . . .    --      (303,617)      --        (303,617)       --        (6,654,654)       --      (6,654,654)
                 ------  ----------   ---------  -----------   -----------   -----------  -----------  -----------





                                           JMB/MANHATTAN ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)

                           STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                            NET        CASH                       NET OF         NET
                CONTRI-   EARNINGS     DISTRI-                   OFFERING      EARNINGS      CASH
                BUTIONS    (LOSS)      BUTIONS       TOTAL        COSTS         (LOSS)   DISTRIBUTIONS     TOTAL
                -------  ----------  -----------  -----------  -----------    ---------- -------------  -----------
Balance
 (deficits)
 December 31,
 1995 . . . . .   1,500  (4,244,817)   (737,500)  (4,980,817)   57,042,489  (111,760,929) (18,000,000) (72,718,440)

Net earnings
 (loss) . . . .     --    2,867,680        --      2,867,680         --       68,824,332        --      68,824,332
                 ------  ----------   ---------  -----------   -----------   -----------  -----------  -----------

Balance
 (deficits)
 December 31,
 1996 . . . . .  $1,500  (1,377,137)   (737,500)  (2,113,137)   57,042,489   (42,936,597) (18,000,000)  (3,894,108)
                 ======  ==========   =========  ===========   ===========   ===========  ===========  ===========



















                                   See accompanying notes to financial statements.

                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                1996            1995              1994
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . .    $ 71,692,012       (6,958,271)       (4,883,847)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of the reduction of
      the maximum unfunded obligation under
      the indemnification agreement . . . . . . . . . .         (33,563)           --                --
    Partnership's share of (income) loss from
      unconsolidated venture (including
      income from restructuring
      of $72,073,760 in 1996) . . . . . . . . . . . . .     (71,825,434)       6,794,224         6,266,667
    Partnership's share of loss on sale
      of investment property by
      unconsolidated venture. . . . . . . . . . . . . .           --          14,789,529             --
    Partnership's share of gain from
      forgiveness of indebtedness of
      unconsolidated venture. . . . . . . . . . . . . .           --         (15,632,407)            --
  Changes in:
    Interest and other receivables. . . . . . . . . . .           --              20,397            28,332
    Accounts payable  . . . . . . . . . . . . . . . . .          (8,648)          (9,359)           (1,259)
    Amounts due to affiliates . . . . . . . . . . . . .         123,461          131,273           106,620
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . .         (52,172)        (864,614)        1,516,513
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments. . . . . . . . . . . . . . .           --           9,912,520         1,091,305
  Partnership's contributions to
    unconsolidated venture. . . . . . . . . . . . . . .      (2,009,199)           --                --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .      (2,009,199)       9,912,520         1,091,305
                                                            -----------      -----------       -----------
  Cash flows from financing activities:
    Bank overdraft. . . . . . . . . . . . . . . . . . .        (155,322)         155,322             --
    Distributions to limited partners . . . . . . . . .           --         (15,000,000)            --
    Distributions to general partners . . . . . . . . .           --            (625,000)            --
    Amounts received from affiliates. . . . . . . . . .       2,218,372        2,637,697        (1,139,570)
                                                            -----------      -----------       -----------




                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                       STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1996            1995              1994
                                                            -----------      -----------       -----------

          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .       2,063,050      (12,831,981)       (1,139,570)
                                                            -----------      -----------       -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . .           1,679       (3,784,075)        1,468,248

          Cash, beginning of year . . . . . . . . . . .           --           3,784,075         2,315,827
                                                            -----------      -----------       -----------
          Cash, end of year . . . . . . . . . . . . . .     $     1,679            --            3,784,075
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

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's 25% indirect interest in JMB/NYC through Property Partners, L.P.through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). Accordingly, the financial statements do not include the accounts of JMB/NYC or Property Partners, L.P. The share of income from unconsolidated venture in the accompanying Partnership financial statements includes the Partnership's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. The Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized, including those previous losses reversed due to the restructuring.

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


                                                         1996                                1995
                                         -------------------------------     ------------------------------
                                                              TAX BASIS                          TAX BASIS
                                          GAAP BASIS         (UNAUDITED)      GAAP BASIS        (UNAUDITED)
                                         ------------        -----------     ------------       -----------


Total assets. . . . . . . . . . . . .    $      1,679         9,164,644        1,688,536        12,083,306
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . . .      (2,113,137)      (21,452,634)      (4,980,817)      (22,805,104)
  Limited partners. . . . . . . . . .      (3,894,108)      (71,303,843)     (72,718,440)      (75,295,495)
 Net income (loss):
  General partners. . . . . . . . . .       2,867,680         1,352,470         (303,617)         (171,131)
  Limited partners. . . . . . . . . .      68,824,332         3,991,652       (6,654,654)      (14,486,657)
 Net income (loss) per
  limited partnership
  interest. . . . . . . . . . . . . .          68,824             3,992           (6,655)          (14,487)
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

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable has been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Partnership and the Affiliated Partners to the newly organized REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement which is reflected as a liability in the accompanying financial statements.

     Compliance with the provisions of the indemnification agreement generally deal with impacting the operations of the newly organized real estate investment trust. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB Realty Corporation (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the Limited Partners.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.67% and 5.98% per annum in 1996.

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

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1996 and 1995 (combined to include its unconsolidated ventures through December 31, 1995) is as follows:

                                                1996             1995
                                            ------------     ------------

Current assets. . . . . . . . . . . . . .   $     27,859       13,898,980
Current liabilities (includes
 $902,603,491 of current portion
 of long-term debt at December 31,
 1995)  . . . . . . . . . . . . . . . . .          --        (930,523,456)
                                            ------------     ------------
   Working capital (deficit). . . . . . .         27,859     (916,624,476)
                                            ------------     ------------
Investment property, net. . . . . . . . .          --         649,606,970
Escrow deposits . . . . . . . . . . . . .      7,937,459            --
Accrued rent receivable . . . . . . . . .          --          52,194,637
Deferred expenses . . . . . . . . . . . .          --          18,168,925
Other liabilities . . . . . . . . . . . .    (91,313,934)     (85,039,094)
Maximum obligation under the
  indemnification agreement . . . . . . .    (25,000,000)           --
Venture partners' deficit . . . . . . . .     86,068,182      213,270,871
                                            ------------     ------------
   Partnership's capital (deficit). . . .   $(22,280,434)     (68,422,167)
                                            ============     ============
Represented by:
 Invested capital . . . . . . . . . . . .   $ 54,596,097       52,586,784
 Cumulative net losses. . . . . . . . . .    (67,502,782)    (111,635,202)
 Cumulative cash
    distributions . . . . . . . . . . . .     (9,373,749)      (9,373,749)
                                            ------------     ------------
                                            $(22,280,434)     (68,422,167)
                                            ============     ============
Total income. . . . . . . . . . . . . . .   $228,184,030      163,838,267
                                            ============     ============
Expenses applicable to operating loss . .   $ 11,202,134      180,511,256
                                            ============     ============
Net income (loss) (including income
 from restructuring of $220,431,722
 in 1996) . . . . . . . . . . . . . . . .   $216,981,896      (16,672,989)
                                            ============     ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The net income for the year ended December 31, 1996 includes $7,618,056 of income from operations through the Effective Date of which the Partnership's share is $1,904,514. The Partnership's capital (deficit) in JMB/NYC differs from its investment in unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring of partnership interests.

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
                                                             -----------
                                                             $ 7,965,318
                                                             ===========


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------

Liabilities:
  Maximum obligation under the
    indemnification agreement . . . . . . . . . . . .        $25,000,000
  Notes payable and accrued interest. . . . . . . . .         91,313,934
                                                             -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . .        116,313,934
Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions . . . . . . . . . . . . . .         54,596,097
    Cumulative net losses . . . . . . . . . . . . . .        (67,502,782)
    Cumulative cash distributions . . . . . . . . . .         (9,373,749)
                                                            ------------
                                                             (22,280,434)
                                                            ------------
  Venture partners:
    Capital contributions . . . . . . . . . . . . . .        606,073,597
    Cumulative net losses . . . . . . . . . . . . . .       (610,257,029)
    Cumulative cash distributions . . . . . . . . . .        (81,884,750)
                                                            ------------
                                                             (86,068,182)
                                                            ------------
          Total partners' capital accounts (deficits)       (108,348,616)
                                                            ------------
                                                            $  7,965,318
                                                            ============















               See accompanying notes to financial statements.

                  JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                           STATEMENT OF OPERATIONS

                        YEAR ENDED DECEMBER 31, 1996




Income:
 Interest income. . . . . . . . . . . . . . . . . . .       $    134,252
                                                            ------------
                                                                 134,252
                                                            ------------
Expenses:
 Interest expense . . . . . . . . . . . . . . . . . .         10,876,797
 Depreciation . . . . . . . . . . . . . . . . . . . .            133,362
 Other general and administrative . . . . . . . . . .            191,975
                                                            ------------
                                                              11,202,134
                                                            ------------
Income from unconsolidated ventures (including
  income from restructuring of $220,431,722). . . . .        228,049,778
                                                            ------------

          Net earnings (loss) . . . . . . . . . . . .       $216,981,896
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

                  JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                           STATEMENT OF CASH FLOWS

                        YEAR ENDED DECEMBER 31, 1996



Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .       $216,981,896
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . .            133,362
    Income from unconsolidated ventures
      (including income from restructuring
      of $220,431,722). . . . . . . . . . . . . . . .       (228,049,778)
  Changes in:
    Escrow deposits . . . . . . . . . . . . . . . . .           (134,252)
    Accounts payable and other accrued expenses . . .            (21,576)
    Accrued interest. . . . . . . . . . . . . . . . .         10,876,797
                                                            ------------
         Net cash (used in) provided by
           operating activities . . . . . . . . . . .           (213,551)
                                                            ------------
Cash flows from investing activities:
  Amounts deposited into escrow . . . . . . . . . . .         (7,803,207)
                                                            ------------
         Net cash provided by (used in)
           investing activities . . . . . . . . . . .         (7,803,207)
                                                            ------------
Cash flows from financing activities:
  Capital contributions . . . . . . . . . . . . . . .          8,039,617
                                                            ------------
         Net cash provided by (used in)
           financing activities . . . . . . . . . . .          8,039,617
                                                            ------------
         Net increase (decrease)
           in cash. . . . . . . . . . . . . . . . . .             22,859

         Cash, beginning of year. . . . . . . . . . .              5,000
                                                            ------------
         Cash, end of year. . . . . . . . . . . . . .       $     27,859
                                                            ============
Supplemental disclosure of cash flow information:
    Cash paid for interest. . . . . . . . . . . . . .       $      --
                                                            ============
    Non-cash investing and financing activities . . .       $      --
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

     JMB/NYC holds an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in commercial real estate in the city of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Prior to October 10, 1996 ("Effective Date"), JMB/NYC utilized the equity method of accounting for such investments. The share of income from unconsolidated ventures in the accompanying financial statements includes JMB/NYC's proportionate share of the operations of the Properties through the effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. JMB/NYC reversed those previously recognized losses resulting from its interest in the Properties that it is no longer obligated to fund due to the conversion of its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. As a limited partner, JMB/NYC has no future funding obligations and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the Properties will not be recognized. Should JMB/NYC subsequently be allocated income through its investment in Upper Tier, JMB/NYC will resume applying the equity method only after such income exceeds net losses not previously recognized, including those previous losses reversed due to the restructuring. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

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

ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned to it at the termination of the indemnification agreement. The maximum obligation under the indemnification agreement of $25,000,000 is reflected as a liability in the accompanying financial statements at December 31, 1996.


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

     The directors and the executive and certain other officers of the Corporate General Partner are as follows:

NAME                        OFFICE
----                        ------
Judd D. Malkin              Chairman and Director
Neil G. Bluhm               President
Stuart C. Nathan            Vice President and Director
Howard Kogen                Vice President and Treasurer
Gary Nickele                Vice President, General Counsel and Director
H. Rigel Barber             Vice President
Gailen J. Hull              Vice President

     There is no family relationship among any of the foregoing officers or director. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 13, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 13, 1997. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except that Judd D. Malkin and Gary Nickele became Directors on August 8, 1995, Neil G. Bluhm was Vice President (rather than President) from October 14, 1993, until August 8, 1995, Stuart C. Nathan was President (rather than Vice President) from October 14, 1993, until August 8, 1995, and has been a Director for approximately the past five years and Howard Kogen became Treasurer on January 1, 1991. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was elected as such.

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