Form 10-K405
period 1997-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1998-03-27
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1997             Commission File Number 0-14547


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   8

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  34


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  34

Item 11.     Executive Compensation . . . . . . . . . . .  37

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  38

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  39


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  39


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  43

                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements of JMB/Manhattan Associates, Ltd. contained in this report. Capitalized items used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB/Manhattan Associates, Ltd. (the "Partnership"), is a limited partnership formed during 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the purpose of acquiring and owning an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), an Illinois limited partnership consisting indirectly of the Partnership and two partnerships sponsored by an affiliate of the General Partners of the Partnership, Carlyle Real Estate Limited Partnership - XIII ("Carlyle-XIII"), an Illinois limited partnership, and Carlyle Real Estate Limited Partnership - XIV ("Carlyle-XIV"), an Illinois limited partnership. JMB/NYC acquired interests in three office buildings and the underlying land (the "Buildings"), through various other joint ventures (each a "Joint Venture" and collectively, the "Three Joint Ventures"), in New York, New York. On April 30, 1985, the Partnership commenced a private offering of $62,700,000 of Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933.
A total of 1,000 Interests were sold at $62,700 per Interest of which $14,053 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1986 through 1988, except for 41.5 Interests paid for entirely upon subscription. The offering closed on October 31, 1985. The holders of Interests (herein after "Holders" or Holders of Interests") in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held. The Partnership has been engaged, indirectly through other entities, in owning and leasing the buildings located in New York, New York. Approximately $43,000,000 of the net proceeds of the private offering was contributed to JMB/NYC related to the acquisition of the interests in the Buildings and for working capital requirements.

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure and liabilities of the Partnership, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements(other than that related to a certain indemnification agreement provided in connection with the restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     The Affiliated Partners entered into a joint and several obligation to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the partners.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 5.55% and 6.14% per annum in 1997.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure of the joint ventures owning the Properties and the liabilities of the Partnership.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the properties referred to in Item 1 above. Upon the Effective Date of the Plan, JMB/NYC's ownership interests in the remaining properties were converted to limited partnership interests.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal 1996:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                            Principal                At    At     At     At    At     At    At     At
                            Business                3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                            --------------          ----  ----   ----  -----  ----   ---- -----  -----
1. 237 Park Avenue
    Building
    New York,
    New York. . . . . . .   Advertising              98%   98%    98%     *     *      *     *      *
                            Insurance
                            Paper
                            Real Estate

2. 1290 Avenue of
    the Americas
    Building
    New York,
    New York. . . . . . .   Men's Clothing           78%   71%    81%     *     *      *     *      *
                            Financial
                            Services

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.


                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 861 record holders of the 999 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests. Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Future cash distributions by the Partnership are dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. It currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized structure of the joint ventures owning the Properties and the liabilities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1997           1996          1995          1994          1993
                          -------------    ----------    ----------    ----------   -----------
Total income. . . . . . .  $     --           120,331       405,719     1,649,889     1,500,142
                           ============    ==========    ==========    ==========   ===========
Earnings (loss) before
  sale of investment
  property or forgiveness
  of indebtedness
  (including income from
  restructuring of
  $72,073,760 in 1996). .  $   (206,892)   71,692,012    (7,801,149)   (4,883,847)  (20,909,957)
Partnership's share
  of loss on sale
  of investment
  property by uncon-
  solidated venture . . .         --            --      (14,789,529)        --            --
Partnership's share of
  extraordinary gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . .         --            --       15,632,407         --            --
                           ------------    ----------    ----------    ----------   -----------
Net earnings (loss) . . .  $   (206,892)   71,692,012    (6,958,271)   (4,883,847)  (20,909,957)
                           ============    ==========    ==========    ==========   ===========
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   sale of investment
   property or forgive-
   ness of indebtedness .  $       (199)       68,824        (7,489)       (4,688)      (20,494)
  Share of loss on sale
   of investment
   property by uncon-
   solidated venture. . .         --            --          (14,642)        --            --
 Share of extraordinary
  gain on forgiveness
  of indebtedness
  of unconsolidated
  venture . . . . . . . .         --            --           15,476         --            --
                           ------------    ----------    ----------    ----------   -----------




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                    YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993 - CONTINUED



                               1997           1996           1995         1994          1993
                          -------------    ----------     ---------    ----------   -----------

Net earnings (loss)
  per Interest (b). . . .  $       (199)       68,824        (6,655)       (4,688)      (20,494)
                           ============    ==========    ==========    ==========   ===========

Total assets. . . . . . .  $        971         1,679     1,688,536    18,043,225    16,555,044
Cash distributions per
  Interest (b)(c) . . . .  $     --             --           15,000         --            --
                           ============    ==========    ==========    ==========   ===========

----------

    (a) The above selected financial data should be read in conjunction with the financial statements of the
Partnership and the related notes appearing elsewhere in this annual report.

    (b) The net earnings (loss) and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period (1,000).

    (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have represented a return of capital for financial reporting purposes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On April 30, 1985, the Partnership commenced a private offering of $62,700,000 in Limited Partnership Interests pursuant to a Private Placement Memorandum as described in Item 1. The net offering proceeds were utilized primarily for the payment of the Partnership's bank borrowings and related interest, contributions to JMB/NYC and working capital requirements.

     In February 1995, the Partnership distributed $15,000,000 to the Holders of Interests ($15,000 per Interest) and $625,000 to the General Partners and made a related payment of management fees to the General Partners of $1,041,667. Such amounts were made out of excess working capital reserves plus $2,850,000 received from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) under its working capital minimum guarantee. The Partnership believed that the working capital reserves were in excess of the amount necessary for the future operations of the Partnership as a result of the agreement entered into with the Olympia & York affiliates that resolved certain disputes between the Affiliated Partners and the Olympia & York affiliates. Subsequent to the $2,850,000 funding made in March 1995, JMB funded an additional $65,000 in December 1995 to pay for 1995 operating costs. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 and advanced the Partnership an additional $530,000 pursuant to the terms of a promissory note. Such amounts were used to fund 1996 operating costs and the Partnership's approximate $1.9 million share of the collateral required pursuant to the terms of the restructuring and reorganizing of the Partnership's indirect ownership interest in the Properties as described more fully in the Notes which descriptions are hereby incorporated herein by reference.

     Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 5.55% and 6.14% per annum in 1997. During 1997, JMB advanced the Partnership $200,000 to fund operating costs incurred during the year. The balance of the note, including accrued interest as of December 31, 1997, is $775,499. The Partnership's sole source of capital to fund continuing operations is advances from JMB.

     Based upon the restructured joint ventures and the liabilities of the Partnership, it is unlikely that the Partnership will be able to make any significant additional distributions to the Holders of Interests. It should be noted, however, that in the future, the Holders of Interest will be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to make any significant additional amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests.

     The Affiliated Partners entered into a joint and several indemnification obligation to insure their compliance with certain terms and conditions relating to the restructuring, as more fully described in the Notes.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1996 and 1995 are primarily attributable to the operations of the real property investments owned by the Partnership through JMB/NYC and restructuring of the Joint Ventures as described in the Notes.

     The increase in amounts due to affiliates and notes payable to an affiliate - long-term as of December 31, 1997 compared to December 31, 1996 is primarily due to additional loans aggregating $200,000 pursuant to the promissory note payable to JMB and interest expense accrued in excess of amounts paid, pursuant to terms of the respective notes payable to affiliates.

     The Partnership's share of the maximum unfunded obligation under the indemnification agreement at December 31, 1997 was $4,131,383. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, is held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested by JMB/NYC in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1997 of $134,252 is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The decrease in interest income for the year ended December 31, 1997 compared to the year ended December 31, 1996 is due to JMB funding the remaining obligations under its working capital minimum guarantee of approximately $1,800,000 during 1996. Such amounts along with additional advances of approximately $530,000 pursuant to the terms of a promissory note with JMB, were used by the Partnership to fund Partnership operating costs and the Partnership's share of the collateral required pursuant to the terms of the indemnification agreement as part of the restructuring and reorganizing of the Partnership's indirect ownership interests in the Properties.

     The decrease in interest income and management fees paid to general partners for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the Partnership's distribution to partners of $15,625,000 and the related payment of management fees to the General Partners of $1,041,667 in February 1995.

   The decrease in the Partnership's share of income from unconsolidated venture for the year ended December 31, 1997 compared to income from unconsolidated venture of $71,825,434, and the recognition of income from unconsolidated venture for the year ended December 31, 1996 compared to a loss of $6,794,224 for the year ended December 31, 1995 is primarily the result of the restructuring of JMB/NYC's interests in the joint ventures owning the Properties during 1996. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As a result, during 1996, the Partnership recognized income from restructuring of $72,073,760 from the reversal of those previously recognized losses that it is no longer obligated to fund (net of capital contributions). The Partnership's share of income from operations of unconsolidated venture during 1996 is partially offset by loss from operations prior to such reorganization of $248,326. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

     The Partnership's share of loss on sale of investment property by unconsolidated venture and the Partnership's share of gain from the extinguishment of indebtedness of unconsolidated venture for the year ended December 31, 1995 is due to the sale of the 2 Broadway Building and the related share of the gain on the extinguishment of indebtedness.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31,
  1997, 1996 and 1995
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997 and 1996
Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1997 and 1996
Statements of Cash Flows, years ended December 31, 1997 and 1996

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                      KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998


                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        971            1,679
                                                                        ------------      -----------
                                                                        $        971            1,679
                                                                        ============      ===========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $      4,360            1,274
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      1,303,866        1,205,330
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      1,308,226        1,206,604

  Note payable to an affiliate - long-term. . . . . . . . . . . . . .        775,499          536,685

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . .      4,131,383        4,265,635
                                                                        ------------      -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .      6,215,108        6,008,924

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,500            1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (1,385,413)      (1,377,137)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (737,500)        (737,500)
                                                                        ------------      -----------
                                                                          (2,121,413)      (2,113,137)
                                                                        ------------      -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . .     57,042,489       57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (43,135,213)     (42,936,597)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (18,000,000)     (18,000,000)
                                                                        ------------      -----------
                                                                          (4,092,724)      (3,894,108)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .     (6,214,137)      (6,007,245)
                                                                        ------------      -----------
                                                                        $        971            1,679
                                                                        ============      ===========



                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . .    $      --             120,331         405,719
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .         132,965          123,461         131,272
  Professional services . . . . . . . . . . . . . .         126,139           86,822         185,439
  Management fees paid to general partners. . . . .           --               --          1,041,667
  General and administrative. . . . . . . . . . . .          82,040           77,033          54,266
                                                       ------------     ------------    ------------
                                                            341,144          287,316       1,412,644
                                                       ------------     ------------    ------------
                                                           (341,144)        (166,985)     (1,006,925)
Partnership's share of the reduction of
  the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . .         134,252           33,563           --
Partnership's share of income (loss)
  from unconsolidated venture (including
  income from restructuring of $72,073,760
  in 1996). . . . . . . . . . . . . . . . . . . . .           --          71,825,434      (6,794,224)
                                                       ------------     ------------    ------------
      Earnings (loss) before sale of
        investment property and extra-
        ordinary item . . . . . . . . . . . . . . .        (206,892)      71,692,012      (7,801,149)
Partnership's share of earnings (loss)
  on sale of investment property by
  unconsolidated venture. . . . . . . . . . . . . .           --               --        (14,789,529)
                                                       ------------     ------------    ------------
      Earnings (loss) before extraordinary item . .        (206,892)      71,692,012     (22,590,678)

Extraordinary item:
  Partnership's share of gain on
    forgiveness of indebtedness of
    unconsolidated venture. . . . . . . . . . . . .           --               --         15,632,407
                                                       ------------     ------------    ------------
      Net earnings (loss) . . . . . . . . . . . . .    $   (206,892)      71,692,012      (6,958,271)
                                                       ============     ============    ============





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED




                                                           1997             1996            1995
                                                       ------------     ------------    ------------

      Net earnings (loss) per limited
       partnership interest:
         Earnings (loss) before sale of
          investment property and extra-
          ordinary item . . . . . . . . . . . . . .    $       (199)          68,824          (7,489)
         Partnership's share of earnings
          (loss) on sale of investment
          property by unconsolidated
          venture . . . . . . . . . . . . . . . . .           --               --            (14,642)
         Partnership's share of gain on
          forgiveness of indebtedness
          of unconsolidated venture . . . . . . . .           --               --             15,476
                                                       ------------     ------------    ------------
            Net earnings (loss) . . . . . . . . . .    $       (199)          68,824          (6,655)
                                                       ============     ============    ============






















                               See accompanying notes to financial statements.

                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1994 . . . .  $1,500  (3,941,200)  (112,500)  (4,052,200) 57,042,489  (105,106,275)  (3,000,000)(51,063,786)

Cash distri-
 butions
 ($15,000 per
 limited
 partnership
 interest). .    --         --      (625,000)    (625,000)      --            --     (15,000,000)(15,000,000)
Net earnings
 (loss) . . .    --      (303,617)     --        (303,617)      --       (6,654,654)       --     (6,654,654)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------
Balance
 (deficits)
 December 31,
 1995 . . . .   1,500  (4,244,817)  (737,500)  (4,980,817)  57,042,489 (111,760,929) (18,000,000)(72,718,440)

Net earnings
 (loss) . . .     --    2,867,680       --      2,867,680        --      68,824,332        --     68,824,332
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------






                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1996 . . . .   1,500  (1,377,137)  (737,500)  (2,113,137)  57,042,489  (42,936,597) (18,000,000) (3,894,108)

Net earnings
 (loss) . . .    --        (8,276)     --          (8,276)      --         (198,616)       --       (198,616)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------
Balance
 (deficits)
 December 31,
 1997 . . . .  $1,500  (1,385,413)  (737,500)  (2,121,413)  57,042,489  (43,135,213) (18,000,000) (4,092,724)
               ======  ==========  =========  ===========  ===========  ===========  =========== ===========




















                                See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $  (206,892)      71,692,012      (6,958,271)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of the reduction of
      the maximum unfunded obligation under
      the indemnification agreement . . . . . . . .        (134,252)         (33,563)          --
    Partnership's share of (income) loss from
      unconsolidated venture (including
      income from restructuring
      of $72,073,760 in 1996) . . . . . . . . . . .           --         (71,825,434)      6,794,224
    Partnership's share of loss on sale
      of investment property by
      unconsolidated venture. . . . . . . . . . . .           --               --         14,789,529
    Partnership's share of gain from
      forgiveness of indebtedness of
      unconsolidated venture. . . . . . . . . . . .           --               --        (15,632,407)
  Changes in:
    Interest and other receivables. . . . . . . . .           --               --             20,397
    Accounts payable  . . . . . . . . . . . . . . .           3,086           (8,648)         (9,359)
    Amounts due to affiliates . . . . . . . . . . .         137,350          123,461         131,273
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (200,708)         (52,172)       (864,614)
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of
    short-term investments. . . . . . . . . . . . .           --               --          9,912,520
  Partnership's contributions to
    unconsolidated venture. . . . . . . . . . . . .           --          (2,009,199)          --
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .           --          (2,009,199)      9,912,520
                                                        -----------      -----------     -----------





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1997            1996            1995
                                                        -----------      -----------     -----------
  Cash flows from financing activities:
    Bank overdraft. . . . . . . . . . . . . . . . .           --            (155,322)        155,322
    Distributions to limited partners . . . . . . .           --               --        (15,000,000)
    Distributions to general partners . . . . . . .           --               --           (625,000)
    Amounts received from affiliates. . . . . . . .         200,000        2,218,372       2,637,697
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         200,000        2,063,050     (12,831,981)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . .            (708)           1,679      (3,784,075)

          Cash, beginning of year . . . . . . . . .           1,679            --          3,784,075
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $       971            1,679           --
                                                        ===========      ===========     ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $     1,600            --              --
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated
      venture . . . . . . . . . . . . . . . . . . .     $     --             800,000           --
                                                        ===========      ===========     ===========
    Reduction in amounts due to affiliates. . . . .     $     --            (800,000)          --
                                                        ===========      ===========     ===========











                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in the City of New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's indirect 25% interest in JMB/NYC through Property Partners, L.P.through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). Accordingly, the financial statements do not include the accounts of JMB/NYC. The share of income from unconsolidated venture in the accompanying Partnership financial statements includes the Partnership's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                     1997                              1996
                                     -------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       -----------     ------------     -----------


Total assets. . . . . . . . . . . .   $        971        8,731,735            1,679       9,164,644
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .     (2,121,413)     (21,398,004)      (2,113,137)    (21,452,634)
  Limited partners. . . . . . . . .     (4,092,724)     (69,992,740)      (3,894,108)    (71,303,843)
 Net income (loss):
  General partners. . . . . . . . .         (8,276)          54,629        2,867,680       1,352,470
  Limited partners. . . . . . . . .       (198,616)       1,311,103       68,824,332       3,991,652
 Net income (loss) per
  limited partnership
  interest. . . . . . . . . . . . .           (199)           1,311           68,824           3,992
                                      ============     ============     ============    ============


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests (the "Interests") outstanding at the end of each period (1,000). Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with the affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") which owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with the restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification provided by the Partnership and the Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     Pursuant to the indemnification agreement, the Affiliated Partners are jointly and severally obligated to indemnify, through a date no later than January 2, 2001, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Partnership's share of the collateral will be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the partners of the Partnership.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB. The Partnership's sole source of capital to pay for continuing operations is advances from JMB, which must be repaid before any distributions are made. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 5.55% and 6.14% per annum in 1997.

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

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and losses incurred for Federal income tax purposes plus the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the Properties.
For the year ended December 31, 1995, the Holders of Interests were allocated tax losses in an amount equal their share of the increase in the Partnership's minimum taxable gain. In 1996, the Holders of Interests were allocated ordinary income and capital gain for Federal income tax purposes in an amount that, when combined, equal their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or of the Properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition (as described below), plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or of the Properties are to be allocated 1% to the General
Partners.   The remaining sale or disposition profits and losses are
allocable to the Holders of Interests. All such profits or losses generally will be allocated among the Holders of Interests in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee).


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1997, $325,241 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $20,020, $3,146 and $16,393 for 1997, 1996 and 1995, $3,469 of which was unpaid at December 31, 1997.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1997, the obligations bore interest of 5.73% per annum and cumulative interest accrued on these obligations was $272,639.

     JMB advanced the Partnership $200,000 and $529,835 during 1997 and 1996, respectively. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 5.55% and 6.14% per annum in 1997. The balance of the note, including accrued interest, is $775,499 and $536,685 as of December 31, 1997 and 1996, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

     JMB has guaranteed that the Partnership will receive a certain minimum return on its working capital (as defined), including amounts previously accrued under the minimum return guarantee. In March 1995, JMB paid $2,850,000 of the accrued amount due under this agreement to the Partnership. During 1996, JMB funded its remaining obligation under the working capital minimum guarantee of approximately $1,800,000 which was used to fund 1996 operating costs and the Partnership's share of the collateral required pursuant to the terms of the restructuring and reorganization of the ownership interests in the Properties.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1997 and 1996 is as follows:

                                             1997            1996
                                         ------------    ------------

Current assets. . . . . . . . . . . .    $     19,919          27,859
Current liabilities . . . . . . . . .           --              --
                                         ------------    ------------
   Working capital (deficit). . . . .          19,919          27,859
                                         ------------    ------------
Escrow deposits . . . . . . . . . . .       8,474,467       7,937,459
Other liabilities . . . . . . . . . .    (103,661,504)    (91,313,934)
Maximum obligation under the
 indemnification agreement. . . . . .     (25,000,000)    (25,000,000)
Venture partners' deficit . . . . . .      94,932,058      86,068,182
                                         ------------    ------------
   Partnership's capital (deficit). .    $(25,235,060)    (22,280,434)
                                         ============    ============
Represented by:
 Invested capital . . . . . . . . . .    $ 54,596,097      54,596,097
 Cumulative net losses. . . . . . . .     (70,457,408)    (67,502,782)
 Cumulative cash
    distributions . . . . . . . . . .      (9,373,749)     (9,373,749)
                                         ------------    ------------
                                         $(25,235,060)    (22,280,434)
                                         ============    ============
Total income. . . . . . . . . . . . .    $    537,008     228,184,030
                                         ============    ============
Expenses. . . . . . . . . . . . . . .    $ 12,355,510      11,202,134
                                         ============    ============
Net income (loss) (including income
 from restructuring of $220,431,722
 in 1996) . . . . . . . . . . . . . .    $(11,818,502)    216,981,896
                                         ============    ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The Partnership's capital (deficit) in JMB/NYC differs from its investment in unconsolidated venture as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring and reorganization.

     The results of operations through December 31, 1995 were combined to include JMB/NYC's unconsolidated ventures. For the year ended December 31, 1995, total income was $163,838,267, expenses were $180,511,256 and net loss was $16,672,989. Total income and net loss for the year ended December 31, 1995 includes a loss on sale of investment property of $38,214,703, offset by an extraordinary gain on forgiveness of indebtedness of $62,529,627 related to the sale of the 2 Broadway building in September 1995.

                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital accounts (deficits), and cash flows for the years, then ended. These financial statements are the responsibility of the General Partners of JMB/Manhattan Associates, Ltd. (the Partnership). Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.








                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                            BALANCE SHEETS

                      DECEMBER 31, 1997 AND 1996


                                ASSETS
                                ------

                                            1997              1996
                                       ------------      ------------
Current assets:
  Cash. . . . . . . . . . . . . .      $     19,919            27,859
                                       ------------      ------------
          Total current assets. .            19,919            27,859
                                       ------------      ------------
Escrow deposits . . . . . . . . .         8,474,467         7,937,459
                                       ------------      ------------
                                       $  8,494,386         7,965,318
                                       ============      ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Liabilities:
  Maximum obligation under
    the indemnification
    agreement . . . . . . . . . .      $ 25,000,000        25,000,000
  Notes payable and accrued
    interest. . . . . . . . . . .       103,661,504        91,313,934
                                       ------------      ------------

Commitments and contingencies

          Total liabilities . . .       128,661,504       116,313,934

Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions . . . .        54,596,097        54,596,097
    Cumulative net losses . . . .       (70,457,408)      (67,502,782)
    Cumulative cash distributions        (9,373,749)       (9,373,749)
                                       ------------      ------------
                                        (25,235,060)      (22,280,434)
                                       ------------      ------------
  Venture partners:
    Capital contributions . . . .       606,073,597       606,073,597
    Cumulative net losses . . . .      (619,120,905)     (610,257,029)
    Cumulative cash distributions       (81,884,750)      (81,884,750)
                                       ------------      ------------
                                        (94,932,058)      (86,068,182)
                                       ------------      ------------
          Total partners' capital
            accounts (deficits) .      (120,167,118)     (108,348,616)
                                       ------------      ------------
                                       $  8,494,386         7,965,318
                                       ============      ============










            See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                       STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 1997 AND 1996



                                            1997              1996
                                       ------------      ------------
Income:
 Interest income. . . . . . . . .      $    537,008           134,252
                                       ------------       -----------
                                            537,008           134,252
                                       ------------       -----------
Expenses:
 Interest expense . . . . . . . .        12,347,570        10,876,797
 Depreciation . . . . . . . . . .             --              133,362
 Other general and administrative             7,940           191,975
                                       ------------       -----------
                                         12,355,510        11,202,134
                                       ------------       -----------
Income from unconsolidated
  ventures (including income
  from restructuring of
  $220,431,722 in 1996) . . . . .             --          228,049,778
                                       ------------       -----------

          Net earnings (loss) . .      $(11,818,502)      216,981,896
                                       ============       ===========






































            See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

          STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                YEARS ENDED DECEMBER 31, 1997 AND 1996





                                    JMB/MANHATTAN           VENTURE
                                   ASSOCIATES, LTD.        PARTNERS
                                   ----------------      ------------

Balance (deficits) at
 December 31, 1995. . . . . . . .     $(78,535,221)     (254,834,908)

Capital contributions . . . . . .        2,009,313         6,030,304

Net earnings (loss) . . . . . . .       54,245,474       162,736,422
                                      ------------      ------------

Balance (deficits) at
 December 31, 1996. . . . . . . .      (22,280,434)      (86,068,182)

Net earnings (loss) . . . . . . .       (2,954,626)       (8,863,876)
                                      ------------      ------------

Balance (deficits) at
 December 31, 1997. . . . . . . .     $(25,235,060)      (94,932,058)
                                      ============      ============





































            See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                       STATEMENTS OF CASH FLOWS

                 YEAR ENDED DECEMBER 31, 1997 AND 1996


                                            1997              1996
                                       ------------      ------------

Cash flows from operating activities:
 Net earnings (loss). . . . . . .      $(11,818,502)      216,981,896
 Items not requiring (providing) cash:
  Depreciation. . . . . . . . . .             --              133,362
  Income from unconsolidated
   ventures (including income
   from restructuring of
   $220,431,722 in 1996). . . . .             --         (228,049,778)
  Changes in:
   Escrow deposits. . . . . . . .          (537,008)         (134,252)
   Accounts payable and
    other accrued expenses. . . .             --              (21,576)
   Accrued interest . . . . . . .        12,347,570        10,876,797
                                       ------------      ------------
        Net cash (used in)
         provided by operating
         activities . . . . . . .            (7,940)         (213,551)
                                       ------------      ------------
Cash flows from investing
 activities:
  Amounts deposited into
   escrow . . . . . . . . . . . .             --           (7,803,207)
                                       ------------      ------------
        Net cash provided by
         (used in) investing
         activities . . . . . . .             --           (7,803,207)
                                       ------------      ------------
Cash flows from financing
 activities:
  Capital contributions . . . . .             --            8,039,617
                                       ------------      ------------
         Net cash provided by
          (used in) financing
          activities. . . . . . .             --            8,039,617
                                       ------------      ------------
         Net increase (decrease)
           in cash. . . . . . . .            (7,940)           22,859

         Cash, beginning of year.            27,859             5,000
                                       ------------      ------------
         Cash, end of year. . . .      $     19,919            27,859
                                       ============      ============
Supplemental disclosure of
 cash flow information:
   Cash paid for interest . . . .      $      --                --
                                       ============       ===========
   Non-cash investing and
     financing activities . . . .      $      --                --
                                       ============       ===========









            See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                     NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. The Partnership owns an indirect ownership interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") through Property Partners, L.P. JMB/NYC is a limited partnership among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. Capitalized terms used herein but not defined have the same meanings as in the Notes to the Partnership's Financial Statements.

     JMB/NYC holds an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in a partnership owning commercial real estate in the City of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Prior to October 10, 1996 ("Effective Date"), JMB/NYC utilized the equity method of accounting for such investments. The share of income from unconsolidated ventures in the accompanying financial statements includes JMB/NYC's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, JMB/NYC reversed those previously recognized losses resulting from its interest in the Properties that it is no longer obligated to fund due to the conversion of its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. As a limited partner, JMB/NYC has no future funding obligations and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the Properties will not be recognized. Should JMB/NYC subsequently be allocated income through its investment in Upper Tier, JMB/NYC will resume applying the equity method only after such income exceeds net losses not previously recognized.

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

     The preparation of financial statements in accordance with GAAP requires JMB/NYC to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the short-term, JMB/NYC's sole source for any significant incremental cash for potential obligations is contributions from the Affiliated Partners, which may be dependent on advances from their General Partners. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which JMB/Manhattan Associates, Ltd.'s share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either JMB/Manhattan Associates, Ltd. or the other Affiliated Partners is highly unlikely. Therefore, it is highly likely that the Affiliated Partners' collateral will be returned to them at the termination of the indemnification agreement. The maximum obligation under the indemnification agreement of $25,000,000 is reflected as a liability in the accompanying financial statements at December 31, 1997 and 1996.

NOTES PAYABLE

     Notes payable consist of the following at December 31, 1997 and 1996.

                                            1997              1996
                                        -----------      ------------
Promissory notes payable, bearing
 interest at 12.75% per annum;
 cross-collaterally secured by
 JMB/NYC's indirect interest in
 the Properties, interest accrues
 and is deferred, compounded monthly,
 until December 31, 1991; monthly
 payments of accrued interest,
 based upon the level of distri-
 butions to JMB/NYC, thereafter
 until maturity; principal and
 accrued interest due January 2,
 2001.  Accrued deferred interest
 of $70,388,912 and $58,041,342
 is outstanding at December 31,
 1997 and 1996, respectively. . .      $103,661,504        91,313,934
                                       ------------       -----------
     Less current portion
       of notes payable . . . . .             --               --
                                       ------------       -----------
          Long-term notes payable      $103,661,504        91,313,934
                                       ============       ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1997 and 1996.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. The limited partners of BPA Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. BPA Associates, L.P. is also the sole general partner of APB Associates, an Illinois limited partnership, that is the other Associate General Partner of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) an investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing officers or directors. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 11, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 11, 1998. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except that Judd D. Malkin and Gary Nickele became Directors on August 8, 1995, Neil G. Bluhm was Vice President (rather than President) from October 14, 1993, until August 8, 1995, Stuart C. Nathan was President (rather than Vice President) from October 14, 1993, until August 8, 1995, and has been a Director for approximately the past five years and Howard Kogen became Treasurer on January 1, 1991. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing directors and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle- XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.- XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")) and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Certain of such officers and directors are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 60) is Chairman of the Board and a director of JMB and its Chief Financial Officer. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) is Executive Vice President and a director of JMB. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     Howard Kogen (age 62) is Senior Vice President and Treasurer of JMB. He has been associated with JMB since March, 1973. He is a Certified Public Accountant.

     Gary Nickele (age 45) is Executive Vice President and General Counsel of JMB. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 49) is Executive Vice President and Chief Executive Officer of JMB. He has been associated with JMB since March, 1982. Mr. Barber received a J.D. degree from the Northwestern Law School. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In 1997, the General Partners received no distributions from the Partnership. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions ($300,000 at December 31, 1997) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1997, $325,421 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for tax purposes aggregating $54,629 in 1997.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $20,020 for 1997, $3,469 of which was unpaid at December 31, 1997.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1997, these obligations bore interest of 5.73% per annum and interest accrued on these obligations aggregated $272,639.

     JMB advanced approximately $200,000 to the Partnership during 1997 pursuant to the terms of a promissory note payable made by JMB with a maximum principal sum of $2 million and is due June 30, 1999. As of December 31, 1997, the loan bore interest of 5.61% per annum. The outstanding balance of the note is $775,499 at December 31, 1997 and includes accrued interest of $45,664. The Partnership's sole source of capital to pay continuing operations is advances from JMB.

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

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership
Interests                    Neil G. Bluhm                  19 Interests (1)          1.9%
                                                            indirectly

Limited Partnership
Interests                    Judd D. Malkin                 19 Interests (1)          1.9%
                                                            indirectly

Limited Partnership
Interests                    Corporate General              19 Interests (1)          1.9%
                             Partner, its officers          indirectly
                             and directors and
                             the Associate General
                             Partners as a group


     (1)  Includes 19 Interests owned an investment partnership of which Messrs. Neil Bluhm and Judd Malkin are the managing general partners and have shared voting and investment power with respect to the Interests so owned.

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

       (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

No annual report for the year 1997 or proxy material has been sent to the Holders of Interests. An annual report will be sent to the Holders of Interests subsequent to this filing.

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

                JMB/MANHATTAN ASSOCIATES, LTD.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        STUART C. NATHAN
                By:     Stuart C. Nathan, President and Director
                        Principal Executive Officer
                Date:   March 25, 1998


                        JUDD D. MALKIN
                By:     Judd D. Malkin, Chairman
                        Principal Financial Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

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

10.AA.    Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                  Yes

10-BB.    Amended and Restated Limited
          Partnership Agreement of 237/1290 Upper
          Tier Associates, L.P. dated as of
          October 10, 1996                              Yes

21.       List of Subsidiaries                          No

27.       Financial Data Schedule                       No