Form 10-Q
period 1998-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 1998-05-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1998         Commission file #0-14547



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    10




PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998           1997
                                                                            ------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   18,211             971
                                                                             ----------       ---------

                                                                             $   18,211             971
                                                                             ==========       =========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998           1997
                                                                            ------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    66,133          4,360
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,326,835      1,303,866
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,392,968      1,308,226

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . .          821,415        775,499

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . . .        4,097,820      4,131,383
                                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        6,312,203      6,215,108

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (1,388,607)    (1,385,413)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (2,124,607)    (2,121,413)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (43,211,874)   (43,135,213)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                              (4,169,385)    (4,092,724)
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (6,293,992)    (6,214,137)
                                                                            ------------    -----------
                                                                            $     18,211            971
                                                                            ============    ===========

                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)


                                                                                 1998             1997
                                                                             ------------     -----------
Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    --               --
                                                                              -----------      ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,886          30,800
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        50,000         112,950
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .        27,532          23,046
                                                                              -----------      ----------
                                                                                  113,418         166,796
                                                                              -----------      ----------
                                                                                 (113,418)       (166,796)

Partnership's share of the reduction of
  the maximum unfunded obligation . . . . . . . . . . . . . . . . . . . . .        33,563          33,563
                                                                              -----------      ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $   (79,855)       (133,233)
                                                                              ===========      ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       (77)           (128)
                                                                              ===========      ==========
        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========      ==========






                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (79,855)       (133,233)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum
      unfunded obligation . . . . . . . . . . . . . . . . . . . . . . . . .       (33,563)        (33,563)
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,773         126,256
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        33,885          30,800
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       (17,760)         (9,740)

Cash flows from investing activities:
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .         --               (600)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .         --               (600)
                                                                             ------------     -----------
Cash flows from financing activities:
  Amounts received from affiliates. . . . . . . . . . . . . . . . . . . . .        35,000          12,000
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .        35,000          12,000
                                                                             ------------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .        17,240           1,660
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .           971           1,679
                                                                             ------------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $     18,211           3,339
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $     --               --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --               --
                                                                             ============     ===========

                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-14547) dated March 21, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1997 Annual Report on Form 10-K.

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


JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), which is owned primarily by holders of the first mortgage debt which encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) will be repaid. After establishing an appropriate working capital reserve, the remainder, if any, would be available for distribution to the partners of the Partnership. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses is a $2 million long-term promissory note ($821,415 outstanding at March 31, 1998) from JMB as described below.

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


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 1998, $340,872 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $7,025, and $1,032 for the three months ended March 31, 1998 and March 31, 1997, respectively, $3,391 of which was unpaid at March 31, 1998.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of March 31, 1998, the obligations bore interest of 5.32% per annum and cumulative interest accrued on these obligations was $279,979.

     JMB advanced the Partnership $35,000 during the first three months of 1998. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 5.32% and 5.62% per annum in the first three months of 1998. The balance of the note, including accrued interest, is $821,415 and $775,499 as of March 31, 1998 and December 31, 1997, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC for the three months ended March 31, 1998 and 1997 is as follows:

                                             1998           1997
                                         -----------     ----------

     Total income . . . . . . . . . .    $   134,252        134,252
                                         ===========     ==========
     Operating loss . . . . . . . . .    $ 3,206,218      2,808,709
                                         ===========     ==========
     Partnership's share of
       income (loss). . . . . . . . .    $    33,563         33,563
                                         ===========     ==========

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

     The JMB/NYC operating loss for the period ending March 31, 1998 includes accrued interest expense on the JMB/NYC purchase notes of $3,339,442. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the operating loss attributable to the JMB/NYC purchase notes, since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending March 31, 1998, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the indemnification agreement.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations is loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and a scheduled maturity of June 30, 1999. During the three months ended March 31, 1998, JMB advanced the Partnership $35,000. The note, including accrued interest, has an outstanding balance of $821,415 at March 31, 1998. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     As a result of the restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to a real estate investment trust (the "REIT"). JMB/NYC has, through January 1, 2001 under certain limited circumstances, rights of consent regarding the sale of the Properties or the consummation of certain other transactions that significantly reduce the indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Based upon the restructured joint ventures and the liabilities of the Partnership, it is unlikely that the Partnership will be able to make any significant additional distributions to the Holders of Interests. However, in the event of a sale or other disposition of any of the Properties or of JMB/NYC's interest in the Properties, the Holders of Interest will be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to make any significant additional amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests.

RESULTS OF OPERATIONS

     The increase in accounts payable as of March 31, 1998 as compared to December 31, 1997 is due to the timing of payments for certain operating expenses of the Partnership.

     The decrease in professional services for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the timing of payment of audit fees in 1997 and increased fees for professional services related to the restructuring of the Partnership's interests in Joint Ventures.

PART II.  OTHER INFORMATION

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


      (b) No reports on Form 8-K have been filed during the quarter covered by this report.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998