Form 10-Q
period 1998-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 1998-08-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1998          Commission file #0-14547



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

                                               BALANCE SHEETS

                                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1998           1997
                                                                            ------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    7,616             971
                                                                             ----------       ---------

                                                                             $    7,616             971
                                                                             ==========       =========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                                1998           1997
                                                                            ------------    -----------
Current liabilities:
  Note payable to an affiliate - current portion. . . . . . . . . . . .      $   903,310          --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           11,300          4,360
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,351,484      1,303,866
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .        2,266,094      1,308,226

  Note payable to an affiliate - long-term. . . . . . . . . . . . . . .            --           775,499

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . . .        4,064,257      4,131,383
                                                                             -----------    -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        6,330,351      6,215,108

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .       (1,389,757)    (1,385,413)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                            ------------    -----------
                                                                              (2,125,757)    (2,121,413)
                                                                            ------------    -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . . .       57,042,489     57,042,489
      Cumulative net earnings (losses). . . . . . . . . . . . . . . . .      (43,239,467)   (43,135,213)
      Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                            ------------    -----------
                                                                              (4,196,978)    (4,092,724)
                                                                            ------------    -----------
          Total partners' capital accounts (deficits) . . . . . . . . .       (6,322,735)    (6,214,137)
                                                                            ------------    -----------
                                                                            $      7,616            971
                                                                            ============    ===========

                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income. . . . . . . . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   -----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       36,545        32,562        72,431        63,362
  Professional services . . . . . . . . . . . . .       10,500        13,189        60,500       126,139
  General and administrative. . . . . . . . . . .       15,261        15,420        42,793        38,466
                                                   -----------    ----------    ----------    ----------
                                                        62,306        61,171       175,724       227,967
                                                   -----------    ----------    ----------    ----------
                                                       (62,306)      (61,171)     (175,724)     (227,967)

Partnership's share of the reduction of
  the maximum unfunded obligation . . . . . . . .       33,563        33,563        67,126        67,126
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .  $   (28,743)      (27,608)     (108,598)     (160,841)
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $       (27)          (26)         (104)         (154)
                                                   ===========    ==========    ==========    ==========
        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========    ==========    ==========







                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (108,598)       (160,841)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum
      unfunded obligation . . . . . . . . . . . . . . . . . . . . . . . . .       (67,126)        (67,126)
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,940           2,189
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .        70,429          63,361
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       (98,355)       (162,417)

Cash flows from investing activities:
  Partnership's contribution to unconsolidated venture. . . . . . . . . . .         --               (600)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .         --               (600)
                                                                             ------------     -----------
Cash flows from financing activities:
  Amounts received from affiliates. . . . . . . . . . . . . . . . . . . . .       105,000         164,000
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       105,000         164,000
                                                                             ------------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .         6,645             983
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .           971           1,679
                                                                             ------------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $      7,616           2,662
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========




                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND 1997

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and amounts due to JMB will be repaid. Only after establishing an appropriate working capital reserve would any amounts be available for distribution to the partners of the Partnership. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses is a $2 million long-term promissory note ($903,310 outstanding at June 30, 1998) from JMB as described below.

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


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 1998, $356,503 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $7,934 and $2,064 for the six months ended June 30, 1998 and 1997, respectively, all of which were paid at June 30, 1998.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of June 30, 1998, the obligations bore interest of 5.32% per annum and cumulative interest accrued on these obligations was $288,998.

     JMB advanced the Partnership $105,000 during the first six months of 1998. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 5.32% and 5.62% per annum in the first six months of 1998. Annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued interest, was $903,310 and $775,499 as of June 30, 1998 and December 31, 1997, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

SUMMARIZED FINANCIAL INFORMATION - JMB/NYC

     Summary income statement information for JMB/NYC for the six months ended June 30, 1998 and 1997 is as follows:

                                             1998           1997
                                         -----------     ----------

     Total income . . . . . . . . . .    $   268,504        268,504
                                         ===========     ==========
     Operating loss . . . . . . . . .    $ 6,519,905      5,711,055
                                         ===========     ==========
     Partnership's share of
       income (loss). . . . . . . . .    $    67,126         67,126
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

     The JMB/NYC operating loss for the period ending June 30, 1998 includes accrued interest expense on the JMB/NYC purchase notes of $6,786,464. As of the restructuring date, October 10, 1996, the Partnership does not recognize its share of the operating loss attributable to the JMB/NYC purchase notes, since repayment of the outstanding balance of the notes (including accrued interest) is dependent on cash flow and sale proceeds from the Properties.

     The Partnership's share of the reduction of the maximum unfunded obligation recognized as income for the period ending June 30, 1998, is a result of interest income earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income reduces the Partnership's proportionate share of its unfunded maximum obligation under the indemnification agreement.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations is loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and a scheduled maturity of June 30, 1999. During the six months ended June 30, 1998, JMB advanced the Partnership $105,000. Annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued interest, has an outstanding balance of $903,310 at June 30, 1998. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

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

     Due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels within the reorganized joint ventures and the liabilities of the Partnership, it is unlikely that the Partnership will be able to make any significant additional distributions to the Holders of Interests. However, in the event of a sale or other disposition of any of the Properties or of JMB/NYC's interest in the Properties, the Holders of Interest will be allocated substantial net gain for Federal income tax purposes even though the Partnership would not be able to make any significant additional amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests.

RESULTS OF OPERATIONS

     The decrease in professional services for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the timing of payment of audit fees in 1997 and increased fees for professional services related to the restructuring of the Partnership's interests in Joint Ventures.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998