Form 10-K405
period 1998-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 1999-03-30
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 1998             Commission File Number 0-14547


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

                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   4


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   4

Item 6.      Selected Financial Data. . . . . . . . . . .   5

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .   9

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  10

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  33


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . .  36

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  37

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  38


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  38


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  42

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the original purchase money notes made by JMB/NYC for its interests in the Properties, which had an outstanding principal and accrued and deferred interest of approximately $117,679,000 at December 31, 1998, mature on January 2, 2001.

If such REIT affiliate exercises such right to purchase, due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels to other partners within the reorganized structure of the joint ventures owning the properties and liabilities of the Partnership, it is unlikely that such purchase would result in payment of any significant amount to JMB/NYC. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     The restructuring and reorganization discussed above eliminates any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements(other than that related to a certain indemnification agreement provided in connection with the restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof have been used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification (discussed below) provided by the Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and other amounts due to JMB will be repaid. Only after establishing an appropriate reserve, would any amounts be available for distribution to the partners of the Partnership.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million which is currently due June 30, 1999. The note bears interest at the applicable Federal rate which ranged between 4.28% and 5.62% per annum in 1998.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels for the other partners within the reorganized joint ventures and the liabilities of the Partnership.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the Properties. Upon the Effective Date of the Plan, JMB/NYC's ownership interests in the Properties were converted to limited partnership interests.

     The following is certain information concerning the Properties:

     PROPERTY AND LOCATION                   NET RENTABLE AREA

     237 Park Avenue Building                1,140,000 square feet
      New York, New York

     1290 Avenue of the Americas Building    2,000,000 square feet
      New York, New York

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.


                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 861 record holders of the 999 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests. Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Future cash distributions by the Partnership are dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. It currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, which require payment of principal and interest out of any distributions payable to JMB/NYC by the joint ventures, the significant preferences to other partners levels within the reorganized structure of the joint ventures and the liabilities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA
                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                          YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1998           1997          1996          1995          1994
                          -------------    ----------    ----------    ----------   -----------
Total income. . . . . . .  $     --            --           120,331       405,719     1,649,889
                           ============    ==========    ==========    ==========   ===========
Earnings (loss) before
  sale of investment
  property or forgiveness
  of indebtedness
  (including income from
  restructuring of
  $72,073,760 in 1996). .  $   (161,877)     (206,892)   71,692,012    (7,801,149)   (4,883,847)
Partnership's share
  of loss on sale
  of investment
  property by uncon-
  solidated venture . . .         --            --            --      (14,789,529)        --
Partnership's share of
  extraordinary gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture . . . . . . . .         --            --            --       15,632,407         --
                           ------------    ----------    ----------    ----------   -----------
Net earnings (loss) . . .  $   (161,877)     (206,892)   71,692,012    (6,958,271)   (4,883,847)
                           ============    ==========    ==========    ==========   ===========
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   sale of investment
   property or forgive-
   ness of indebtedness .  $       (156)         (199)       68,824        (7,489)       (4,688)
  Share of loss on sale
   of investment
   property by uncon-
   solidated venture. . .         --            --            --          (14,642)        --
 Share of extraordinary
  gain on forgiveness
  of indebtedness
  of unconsolidated
  venture . . . . . . . .         --            --            --           15,476         --
                           ------------    ----------    ----------    ----------   -----------




                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                    YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994 - CONTINUED



                               1998           1997          1996          1995          1994
                          -------------    ----------    ----------    ----------   -----------

Net earnings (loss)
  per Interest (b). . . .  $       (156)         (199)       68,824        (6,655)       (4,688)
                           ============    ==========    ==========    ==========   ===========

Total assets. . . . . . .  $      4,894           971         1,679     1,688,536    18,043,225
Cash distributions per
  Interest (b)(c) . . . .  $      --           --             --           15,000         --
                           ============    ==========    ==========    ==========   ===========

----------

    (a) The above selected financial data should be read in conjunction with the financial statements of the
Partnership and the related notes appearing elsewhere in this annual report.

    (b) The net earnings (loss) and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period.

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

     During 1996, JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) funded its remaining obligation under its working capital minimum guarantee of approximately $1,800,000 and advanced the Partnership an additional $530,000 pursuant to the terms of a promissory note. Such amounts were used to fund 1996 operating costs and the Partnership's approximate $1.9 million share of the collateral required pursuant to the terms of the restructuring and reorganizing of the JMB/NYC's indirect ownership interests in the Properties as described more fully in the Notes, which descriptions are hereby incorporated herein by reference.

     Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are currently due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 4.28% and 5.62% per annum in 1998. Annually, any interest accrued but unpaid is added to the principal balance of the note. During 1997 and 1998, JMB advanced the Partnership $200,000 and $150,000, respectively, to fund operating costs incurred during those years. The balance of the note, including accrued and deferred interest as of December 31, 1998, is $974,073. The Partnership's sole source of capital to fund continuing operations is advances from JMB. The Partnership expects to seek a modification or extension of the promissory note prior to its maturity in June 1999.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings (the "Properties") is represented by certain promissory notes (the "Purchase Notes") bearing interest at 12-3/4% per annum. The Purchase Notes, which are payable to the REIT, are secured by JMB/NYC's indirect interest in the Properties and are non-recourse to JMB/NYC. Prior to maturity, the Purchase Notes require payment of principal and interest out of distributions made to JMB/NYC from the joint ventures owning the Properties. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Notes at maturity. The outstanding principal and accrued and deferred interest on the Purchase Notes at December 31, 1998, was approximately $117,679,000.

     Due to the level of indebtedness remaining on the Properties, the Purchase Notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that JMB/NYC will receive any significant distributions from the joint ventures.

     Due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the note payable to JMB, the loans made to the Partnership by the General Partners and certain demand notes incurred to capitalize two affiliate corporations as more fully described in the Notes, the significant preference levels within the reorganized joint ventures and the liabilities of the Partnership, it is unlikely that the Partnership will be able to make any significant additional distributions to the Holders of Interests. However, in the event of a sale or other disposition of any of the Properties or of the Partnership's (or JMB/NYC's) interest in the Properties, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding to all or most of their deficit capital account for tax purposes) even though the Partnership would not be able to make any significant additional amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

     The Affiliated Partners entered into a joint and several indemnification obligation to insure their compliance with certain terms and conditions relating to the restructuring, as more fully described in the Notes.

RESULTS OF OPERATIONS

     The increase in amounts due to affiliates and notes payable to an affiliate as of December 31, 1998 compared to December 31, 1997 is primarily due to additional loans aggregating $150,000 pursuant to the promissory note payable to JMB and interest expense accrued.

     The Partnership's share of the maximum unfunded obligation under the indemnification agreement at December 31, 1998 was $3,997,131. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, is held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested by JMB/NYC in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1998 of $134,252 is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     The decrease in interest income for the year ended December 31, 1997 compared to the year ended December 31, 1996 is due to JMB funding the remaining obligations under its working capital minimum guarantee of approximately $1,800,000 during 1996. Such amounts along with additional advances of approximately $530,000 pursuant to the terms of a promissory note with JMB, were used by the Partnership to fund Partnership operating costs and the Partnership's share of the collateral required pursuant to the terms of the indemnification agreement as part of the restructuring and reorganizing of JMB/NYC's indirect ownership interests in the Properties.

     The decreases in professional services for the year ended December 31, 1998 and the year ended December 31, 1996 as compared to the year ended December 31, 1997 are primarily due to increased fees for professional services related to the restructuring of the Partnership's interest in the reorganized joint ventures.

     The Partnership's share of income from unconsolidated venture for the year ended December 31, 1996 is the result of the restructuring of JMB/NYC's interests in the joint ventures owning the Properties during 1996. Pursuant to the terms of the Plan, JMB/NYC converted its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and accordingly no longer has a commitment to provide financial support to the joint ventures owning the Properties. As a result, during 1996, the Partnership recognized income from restructuring of $72,073,760 from the reversal of those previously recognized losses that it is no longer obligated to fund (net of capital contributions). The Partnership's share of income from operations of unconsolidated venture during 1996 is partially offset by loss from operations prior to such reorganization of $248,326. As of the Effective Date, the Partnership has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities.

     The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentences, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999. The Partnership has not inquired of the joint ventures that own the Properties as to the status of their year 2000 compliance.

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties. The Partnership and JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

     The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance. Although the Partnership has not made inquiry of the joint ventures owning the Properties as to their actual or projected year 2000 compliance costs, if any, the Partnership does not believe that any such costs would have a material effect on the Partnership. Neither the Partnership nor JMB/NYC is obligated to contribute any funds to pay for such costs. In addition, since JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties, the Partnership does not believe that any such costs incurred will have any material effect on the Partnership's indirect investment in the joint ventures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate change as a potential market risk. The note payable to JMB bears interest at a floating rate and is currently scheduled to mature on June 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1998 and 1997
Statements of Operations, years ended December 31,
  1998, 1997 and 1996
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996
Statements of Cash Flows, years ended December 31,
  1998, 1997 and 1996


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1998 and 1997
Statements of Operations, years ended December 31, 1998, 1997 and 1996 Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1998, 1997 and 1996
Statements of Cash Flows, years ended December 31, 1998, 1997 and 1996

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the notes to the financial statements, the Partnership has a demand note payable, including accrued interest, in the amount of $974,073 which is due to mature on June 30, 1999, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The General Partners' plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                         KPMG LLP


Chicago, Illinois
March 8, 1999


                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      4,894              971
                                                                        ------------      -----------
                                                                        $      4,894              971
                                                                        ============      ===========






                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Current liabilities:
  Note payable to an affiliate - current portion. . . . . . . . . . .   $    974,073             --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .          8,406            4,360
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .      1,401,298        1,303,866
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .      2,383,777        1,308,226

Note payable to an affiliate - long-term. . . . . . . . . . . . . . .          --             775,499

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . .      3,997,131        4,131,383
                                                                        ------------      -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .      6,380,908        6,215,108

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,500            1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (1,391,888)      (1,385,413)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (737,500)        (737,500)
                                                                        ------------      -----------
                                                                          (2,127,888)      (2,121,413)
                                                                        ------------      -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs. . . . . . . . . .     57,042,489       57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (43,290,615)     (43,135,213)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (18,000,000)     (18,000,000)
                                                                        ------------      -----------
                                                                          (4,248,126)      (4,092,724)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .     (6,376,014)      (6,214,137)
                                                                        ------------      -----------
                                                                        $      4,894              971
                                                                        ============      ===========


                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
  Interest. . . . . . . . . . . . . . . . . . . . .    $      --               --            120,331
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .         148,006          132,965         123,461
  Professional services . . . . . . . . . . . . . .          60,500          126,139          86,822
  General and administrative. . . . . . . . . . . .          87,623           82,040          77,033
                                                       ------------     ------------    ------------
                                                            296,129          341,144         287,316
                                                       ------------     ------------    ------------
                                                           (296,129)        (341,144)       (166,985)
Partnership's share of the reduction of
  the maximum unfunded obligation under the
  indemnification agreement . . . . . . . . . . . .         134,252          134,252          33,563
Partnership's share of income (loss)
  from unconsolidated venture (including
  income from restructuring of $72,073,760
  in 1996). . . . . . . . . . . . . . . . . . . . .           --               --         71,825,434
                                                       ------------     ------------    ------------
      Net earnings (loss) . . . . . . . . . . . . .    $   (161,877)        (206,892)     71,692,012
                                                       ============     ============    ============
      Net earnings (loss) per limited
       partnership interest . . . . . . . . . . . .    $       (156)            (199)         68,824
                                                       ============     ============    ============












                               See accompanying notes to financial statements.

                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------
Balance
 (deficits)
 December 31,
 1995 . . . .  $1,500  (4,244,817)  (737,500)  (4,980,817)  57,042,489 (111,760,929) (18,000,000)(72,718,440)

Net earnings
 (loss) . . .     --    2,867,680       --      2,867,680        --      68,824,332        --     68,824,332
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------
Balance
 (deficits)
 December 31,
 1996 . . . .   1,500  (1,377,137)  (737,500)  (2,113,137)  57,042,489  (42,936,597) (18,000,000) (3,894,108)

Net earnings
 (loss) . . .    --        (8,276)     --          (8,276)      --         (198,616)       --       (198,616)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------





                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                              CONTRI-
                                                              BUTIONS
                          NET       CASH                      NET OF        NET
              CONTRI-   EARNINGS    DISTRI-                  OFFERING     EARNINGS      CASH
              BUTIONS    (LOSS)     BUTIONS       TOTAL       COSTS        (LOSS)   DISTRIBUTIONS    TOTAL
              -------  ---------- -----------  ----------- -----------   ---------- ------------- -----------

Balance
 (deficits)
 December 31,
 1997 . . . .   1,500  (1,385,413)  (737,500)  (2,121,413)  57,042,489  (43,135,213) (18,000,000) (4,092,724)

Net earnings
 (loss) . . .    --        (6,475)     --          (6,475)      --         (155,402)       --       (155,402)
               ------  ----------  ---------  -----------  -----------  -----------  ----------- -----------
Balance
 (deficits)
 December 31,
 1998 . . . .  $1,500  (1,391,888)  (737,500)  (2,127,888)  57,042,489  (43,290,615) (18,000,000) (4,248,126)
               ======  ==========  =========  ===========  ===========  ===========  =========== ===========



















                                See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                            1998            1997            1996
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $  (161,877)        (206,892)     71,692,012
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of the reduction of
      the maximum unfunded obligation under
      the indemnification agreement . . . . . . . .        (134,252)        (134,252)        (33,563)
    Partnership's share of (income) loss from
      unconsolidated venture (including
      income from restructuring
      of $72,073,760 in 1996) . . . . . . . . . . .           --               --        (71,825,434)
  Changes in:
    Accounts payable  . . . . . . . . . . . . . . .           4,046            3,086          (8,648)
    Amounts due to affiliates - accrued interest. .         146,006          137,350         123,461
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .        (146,077)        (200,708)        (52,172)
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Partnership's contributions to
    unconsolidated venture. . . . . . . . . . . . .           --               --         (2,009,199)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .           --               --         (2,009,199)
                                                        -----------      -----------     -----------





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1998            1997            1996
                                                        -----------      -----------     -----------
  Cash flows from financing activities:
    Bank overdraft. . . . . . . . . . . . . . . . .           --               --           (155,322)
    Amounts received from affiliates. . . . . . . .         150,000          200,000       2,218,372
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         150,000          200,000       2,063,050
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash . . . . .           3,923             (708)          1,679

          Cash, beginning of year . . . . . . . . .             971            1,679           --
                                                        -----------      -----------     -----------
          Cash, end of year . . . . . . . . . . . .     $     4,894              971           1,679
                                                        ===========      ===========     ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . .     $     2,000            1,600           --
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities:
    Reduction in investment in unconsolidated
      venture . . . . . . . . . . . . . . . . . . .     $     --               --            800,000
                                                        ===========      ===========     ===========
  Reduction in amounts due to affiliates. . . . . .     $     --               --           (800,000)
                                                        ===========      ===========     ===========













                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC") which in turn owns an indirect approximate 4.9% interest in commercial real estate in New York, New York consisting of the 237 Park Avenue and 1290 Avenue of the Americas properties (the "Properties").

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:


                                                     1998                              1997
                                     -------------------------------   ------------------------------
                                                          TAX BASIS                        TAX BASIS
                                       GAAP BASIS        (UNAUDITED)      GAAP BASIS      (UNAUDITED)
                                      ------------       -----------     ------------     -----------


Total assets. . . . . . . . . . . .    $     4,894        8,303,457              971       8,731,735
Partners' capital accounts
 (deficits):
  General partners. . . . . . . . .     (2,127,888)     (21,341,230)      (2,121,413)    (21,398,004)
  Limited partners. . . . . . . . .     (4,248,126)     (68,630,177)      (4,092,724)    (69,992,740)
 Net income (loss):
  General partners. . . . . . . . .         (6,475)          56,774           (8,276)         54,629
  Limited partners. . . . . . . . .       (155,402)       1,362,563         (198,616)      1,311,103
 Net income (loss) per
  limited partnership
  interest. . . . . . . . . . . . .           (156)           1,363             (199)          1,311
                                       ===========     ============     ============    ============


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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway, to resolve certain disputes among the Affiliated Partners and the Olympia and York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective
October 10, 1996 ("Effective Date"). The Plan provides that JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid. Only after establishing an appropriate reserve, would any amounts be available for distribution to the partners of the Partnership.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings (the "Properties") is represented by certain promissory notes (the "Purchase Notes") bearing interest at 12-3/4% per annum. The Purchase Notes, which are payable to the REIT, are secured by JMB/NYC's indirect interest in the Properties and are non-recourse to JMB/NYC. Prior to maturity, the Purchase Notes require payment of principal and interest out of distributions made to JMB/NYC from the joint ventures owning the Properties. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Notes at maturity. The outstanding principal and accrued and deferred interest on the Purchase Notes at December 31, 1998, was approximately $117,679,000.

     Due to the level of indebtedness remaining on the Properties, the Purchase Notes payable by JMB/NYC and the significant preference levels to other partners within the reorganized joint ventures owning the Properties, it is unlikely that JMB/NYC will receive any significant distributions from the joint ventures.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB. The Partnership's sole source of capital to pay for continuing operations is advances from JMB, which must be repaid before any distributions are made. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million which is currently due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 4.28% and 5.62% per annum in 1998.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the original purchase money notes payable by JMB/NYC, the significant preference levels for the other partners within the reorganized joint ventures and the liabilities of the Partnership.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and losses incurred for Federal income tax purposes plus the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the Properties. In

1996, the Holders of Interests were allocated ordinary income and capital gain for Federal income tax purposes in an amount that, when combined, equal their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or of the Properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition, plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or of the Properties are to be allocated
1% to the General Partners.   The remaining sale or disposition profits and
losses are allocable to the Holders of Interests. All such profits or losses generally will be allocated among the Holders of Interests in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee).


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1998, $387,765 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $17,220, $20,020 and $3,146 for 1998, 1997 and 1996, $965 of which was unpaid at December 31, 1998.

     The Partnership had obligations to fund, on demand, $600,000 and $600,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). During 1996, these obligations were reduced to $200,000 and $200,000, respectively. As of December 31, 1998, the obligations bore interest of 5.35% per annum and cumulative interest accrued on these obligations was $307,547.

     JMB advanced the Partnership $150,000 and $200,000 during 1998 and 1997, respectively. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are currently due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 4.28% and 5.62% per annum in 1998. Annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, is $974,073 and $775,499 as of December 31, 1998 and 1997, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. The Partnership expects to seek a modification or extension of the promissory note prior to its maturity in June 1999.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1998 and 1997 is as follows:

                                             1998            1997
                                         ------------    ------------

Current assets. . . . . . . . . . . .   $       3,012          19,919
Current liabilities . . . . . . . . .           --              --
                                         ------------    ------------
   Working capital (deficit). . . . .           3,012          19,919
                                         ------------    ------------
Escrow deposits . . . . . . . . . . .       9,011,475       8,474,467
Other liabilities . . . . . . . . . .    (117,678,723)   (103,661,504)
Maximum obligation under the
 indemnification agreement. . . . . .     (25,000,000)    (25,000,000)
Venture partners' deficit . . . . . .     105,054,897      94,932,058
                                         ------------    ------------
   Partnership's capital (deficit). .    $(28,609,339)    (25,235,060)
                                         ============    ============
Represented by:
 Invested capital . . . . . . . . . .    $ 54,596,097      54,596,097
 Cumulative net losses. . . . . . . .     (73,831,687)    (70,457,408)
 Cumulative cash
    distributions . . . . . . . . . .      (9,373,749)     (9,373,749)
                                         ------------    ------------
                                         $(28,609,339)    (25,235,060)
                                         ============    ============
Total income. . . . . . . . . . . . .    $    537,008         537,008
                                         ============    ============
Expenses. . . . . . . . . . . . . . .    $ 14,034,126      12,355,510
                                         ============    ============
Net income (loss) . . . . . . . . . .    $(13,497,118)    (11,818,502)
                                         ============    ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The Partnership's capital (deficit) in JMB/NYC differs from its share of the maximum unfunded obligation as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring and reorganization.

     The total income, expenses and net income (loss) (including income from restructuring of $220,431,722) for JMB/NYC for the year ended December 31, 1996 were $228,184,030, $11,202,134 and $216,981,896, respectively.

                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB/Manhattan Associates, Ltd.:

     We have audited the financial statements of JMB/NYC Office Building Associates, L.P. (JMB/NYC) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of JMB/Manhattan Associates, Ltd. (the Partnership). Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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








                                         KPMG LLP


Chicago, Illinois
March 8, 1999

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                            BALANCE SHEETS

                      DECEMBER 31, 1998 AND 1997


                                ASSETS
                                ------

                                           1998               1997
                                       ------------      ------------
Current assets:
  Cash. . . . . . . . . . . . . .      $      3,012            19,919
                                       ------------      ------------
          Total current assets. .             3,012            19,919
                                       ------------      ------------
Escrow deposits . . . . . . . . .         9,011,475         8,474,467
                                       ------------      ------------
                                       $  9,014,487         8,494,386
                                       ============      ============


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Liabilities:
  Maximum obligation under
    the indemnification
    agreement . . . . . . . . . .      $ 25,000,000        25,000,000
  Notes payable and accrued
    interest. . . . . . . . . . .       117,678,723       103,661,504
                                       ------------      ------------

Commitments and contingencies

          Total liabilities . . .       142,678,723       128,661,504

Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions . . . .        54,596,097        54,596,097
    Cumulative net losses . . . .       (73,831,687)      (70,457,408)
    Cumulative cash distributions        (9,373,749)       (9,373,749)
                                       ------------      ------------
                                        (28,609,339)      (25,235,060)
                                       ------------      ------------
  Venture partners:
    Capital contributions . . . .       606,073,597       606,073,597
    Cumulative net losses . . . .      (629,243,744)     (619,120,905)
    Cumulative cash distributions       (81,884,750)      (81,884,750)
                                       ------------      ------------
                                       (105,054,897)      (94,932,058)
                                       ------------      ------------
          Total partners' capital
            accounts (deficits) .      (133,664,236)     (120,167,118)
                                       ------------      ------------
                                       $  9,014,487         8,494,386
                                       ============      ============










            See accompanying notes to financial statements.

                                  JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Income:
 Interest income. . . . . . . . . . . . . . . . . .    $    537,008          537,008         134,252
                                                       ------------      -----------     -----------
                                                            537,008          537,008         134,252
                                                       ------------      -----------     -----------
Expenses:
 Interest expense . . . . . . . . . . . . . . . . .      14,017,219       12,347,570      10,876,797
 Depreciation . . . . . . . . . . . . . . . . . . .           --               --            133,362
 General and administrative . . . . . . . . . . . .          16,907            7,940         191,975
                                                       ------------      -----------     -----------
                                                         14,034,126       12,355,510      11,202,134
                                                       ------------      -----------     -----------
Income from unconsolidated
  ventures (including income
  from restructuring of
  $220,431,722 in 1996) . . . . . . . . . . . . . .           --               --        228,049,778
                                                       ------------      -----------     -----------

          Net earnings (loss) . . . . . . . . . . .    $(13,497,118)     (11,818,502)    216,981,896
                                                       ============      ===========     ===========
















                               See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

          STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

             YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                    JMB/MANHATTAN           VENTURE
                                   ASSOCIATES, LTD.        PARTNERS
                                   ----------------      ------------

Balance (deficits) at
 December 31, 1995. . . . . . . .     $(78,535,221)     (254,834,908)

Capital contributions . . . . . .        2,009,313         6,030,304

Net earnings (loss) . . . . . . .       54,245,474       162,736,422
                                      ------------      ------------

Balance (deficits) at
 December 31, 1996. . . . . . . .      (22,280,434)      (86,068,182)

Net earnings (loss) . . . . . . .       (2,954,626)       (8,863,876)
                                      ------------      ------------

Balance (deficits) at
 December 31, 1997. . . . . . . .      (25,235,060)      (94,932,058)

Net earnings (loss) . . . . . . .       (3,374,279)      (10,122,839)
                                      ------------      ------------

Balance (deficits) at
 December 31, 1998. . . . . . . .     $(28,609,339)     (105,054,897)
                                      ============      ============































            See accompanying notes to financial statements.

                                  JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                          STATEMENTS OF CASH FLOWS

                                 YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . . . . . . .    $(13,497,118)     (11,818,502)    216,981,896
 Items not requiring (providing) cash:
  Depreciation. . . . . . . . . . . . . . . . . . .           --               --            133,362
  Income from unconsolidated ventures
    (including income from restructuring of
    $220,431,722 in 1996) . . . . . . . . . . . . .           --               --       (228,049,778)
  Changes in:
   Escrow deposits. . . . . . . . . . . . . . . . .        (537,008)        (537,008)       (134,252)
   Accounts payable and other accrued expenses. . .           --               --            (21,576)
   Accrued interest . . . . . . . . . . . . . . . .      14,017,219       12,347,570      10,876,797
                                                       ------------     ------------    ------------
        Net cash (used in) provided by
          operating activities. . . . . . . . . . .         (16,907)          (7,940)       (213,551)
                                                       ------------     ------------    ------------
Cash flows from investing activities:
  Amounts deposited into escrow . . . . . . . . . .           --               --         (7,803,207)
                                                       ------------     ------------    ------------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .           --               --         (7,803,207)
                                                       ------------     ------------    ------------
Cash flows from financing activities:
  Capital contributions . . . . . . . . . . . . . .           --               --          8,039,617
                                                       ------------     ------------    ------------
         Net cash provided by (used in)
           financing activities . . . . . . . . . .           --               --          8,039,617
                                                       ------------     ------------    ------------
         Net increase (decrease) in cash. . . . . .         (16,907)          (7,940)         22,859
         Cash, beginning of year. . . . . . . . . .          19,919           27,859           5,000
                                                       ------------     ------------    ------------
         Cash, end of year. . . . . . . . . . . . .    $      3,012           19,919          27,859
                                                       ============     ============    ============
Supplemental disclosure of cash flow information:
   Cash paid for interest . . . . . . . . . . . . .    $      --               --              --
                                                       ============      ===========    ============
   Non-cash investing and financing activities. . .    $      --               --              --
                                                       ============      ===========    ============

                               See accompanying notes to financial statements.

               JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998, 1997 AND 1996


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

     JMB/NYC holds an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in a partnership owning commercial real estate (237 Park Avenue and 1290 Avenue of the Americas, collectively, the "Properties") in the City of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Prior to October 10, 1996 ("Effective Date"), JMB/NYC utilized the equity method of accounting for such investments. The share of income from unconsolidated ventures in the accompanying financial statements includes JMB/NYC's proportionate share of the operations of the Properties through the Effective Date, as well as income from restructuring, consisting primarily of the reversal of previously recognized losses and adjustments necessary to record the restructuring. During 1996, JMB/NYC reversed those previously recognized losses resulting from its interest in the Properties that it is no longer obligated to fund due to the conversion of its general partnership interest in the joint ventures which owned the Properties to a limited partnership interest and the terms of the restructuring. As a limited partner, JMB/NYC has no future funding obligations and has no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the Properties will not be recognized. Should JMB/NYC subsequently be allocated income through its investment in Upper Tier, JMB/NYC will resume applying the equity method only after such income exceeds net losses not previously recognized. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

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

     In the short-term, JMB/NYC's sole source for any significant incremental cash for potential obligations is contributions from the Affiliated Partners, which may be dependent on advances from JMB Realty Corporation. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the newly formed real estate investment trust to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties. The Affiliated Partners contributed approximately $7.8 million (of which JMB/Manhattan Associates, Ltd.'s share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either JMB/Manhattan Associates, Ltd. or the other Affiliated Partners is highly unlikely. Therefore, the Affiliated Partners' expect that their collateral will be returned to them (including interest earned) at the termination of the indemnification agreement. The maximum obligation under the indemnification agreement of $25,000,000 is reflected as a liability in the accompanying financial statements at December 31, 1998 and 1997.

NOTES PAYABLE

     Notes payable consist of the following at December 31, 1998 and 1997.

                                            1998              1997
                                        -----------      ------------
Promissory notes payable, bearing
 interest at 12.75% per annum;
 cross-collaterally secured by
 JMB/NYC's indirect interest in
 the Properties; monthly
 payments of accrued interest,
 based upon the level of distri-
 butions to JMB/NYC, thereafter
 until maturity; principal and
 accrued interest due January 2,
 2001.  Accrued deferred interest
 of $84,406,131 and $70,388,912
 is outstanding at December 31,
 1998 and 1997, respectively. . .      $117,678,723       103,661,504
                                       ------------       -----------
     Less current portion
       of notes payable . . . . .             --                --
                                       ------------       -----------
        Long-term notes payable .      $117,678,723       103,661,504
                                       ============       ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1998 and 1997.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned 25% by Northbrook Corporation, a Delaware corporation, and 75% by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. The limited partners of BPA Associates, L.P. are generally officers, directors and affiliates of JMB or its affiliates. The other Associate General Partner of the Partnership is APB Associates, L.P., an Illinois limited partnership, that has BPA Associates, L.P. as general partner and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated as limited partner.

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

     The directors and the executive and certain other officers of the Corporate General Partner are as follows:

NAME                      OFFICE
----                      ------

Judd D. Malkin            Chairman
Neil G. Bluhm             President and Director
Stuart C. Nathan          Vice President and Director
Howard Kogen              Vice President and Treasurer
Gary Nickele              Vice President, General Counsel and Director
H. Rigel Barber           Vice President
Gailen J. Hull            Vice President

     There is no family relationship among any of the foregoing officers or directors. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 10, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 10, 1999. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except that Judd D. Malkin and Gary Nickele became Directors on August 8, 1995, and Mr. Malkin ceased being a Director on August 12, 1997, Neil G. Bluhm was Vice President (rather than President) from October 14, 1993, until August 8, 1995, and became a Director on August 12, 1997, Stuart C. Nathan was President (rather than Vice President) from October 14, 1993, until August 8, 1995, and has been a Director for approximately the past six years and Howard Kogen became Treasurer on January 1, 1991. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing directors and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI, ("JMB Income-XI"). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such officers and the director are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI and Carlyle Income Plus-II. Certain of such officers and directors are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 61) is Chairman of the Board and a director of JMB and its Chief Financial Officer. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is President and a director of JMB. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 57) is Executive Vice President and a director of JMB. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     Howard Kogen (age 63) is Senior Vice President and Treasurer of JMB. He has been associated with JMB since March, 1973. He is a Certified Public Accountant.

     Gary Nickele (age 46) is Executive Vice President and General Counsel of JMB. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 50) is Executive Vice President and Chief Executive Officer of JMB. He has been associated with JMB since March, 1982. Mr. Barber received a J.D. degree from the Northwestern Law School. He is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In 1998, the General Partners received no distributions from the Partnership. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions ($300,000 at December 31, 1998 and 1997) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1998, $387,765 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for tax purposes aggregating $56,774 in 1998.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $17,220 for 1998, $965 of which was unpaid at December 31, 1998.

     The Partnership had obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. As of December 31, 1998, these obligations bore interest of 5.35% per annum and interest accrued on these obligations aggregated $307,547.

     JMB advanced approximately $150,000 to the Partnership during 1998 pursuant to the terms of a promissory note payable to JMB with a maximum principal sum of $2 million and is currently due June 30, 1999. As of December 31, 1998, the loan bore interest of 4.28% per annum. Annually, any interest accrued but unpaid is added to the principal balance of the note. The outstanding balance of the note, including accrued interest, is $974,073 at December 31, 1998. The Partnership's sole source of capital to pay continuing operations is advances from JMB.

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

     (b)  The Corporate General Partner, its officers and director and the Associate General Partners beneficially own the following Interests of the Partnership.

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

                10-C.    Agreement of Limited Partnership of Property
Partners, L.P. is hereby incorporated by reference to the Partnership's Report for March 31, 1993 on Form 10-Q (File No. 0-14547) dated May 14, 1993.

                10-D.    Second Amended and Restated Articles of
Partnership of JMB/NYC Office Building Associates is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-E.    Amended and Restated Certificate of
Incorporation of Carlyle-XIV Managers, Inc. (known as Carlyle Managers, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-F.    Amended and Restated Certificate of
Incorporation of Carlyle-XIII Managers, Inc. (known as Carlyle Investors, Inc.) is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

                10-G.    $600,000 demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc., is hereby incorporated by reference to the Partnership's Report for December 31, 1993 on Form 10-K (File No. 0-14547) dated March 28, 1994.

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

                10-J.    Amendment No.1 to the Agreement of Limited
Partnership of Property Partners, L.P. dated January 1, 1994 by and between Carlyle Investors, Inc. a Delaware corporation as general partner, and JMB/Manhattan Associates, Ltd., a Delaware limited partnership, as limited partner, is hereby incorporated herein by reference to the Partnership's Report for March 31, 1995 on Form 10-Q (File No. 0-14547) dated May 11, 1995.

                10-K.    Amended, Restated and Consolidated Promissory
Note between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-L.    Amended, Restated and Consolidated Security
Agreement between JMB/NYC Office Building Associates, L.P. and Olympia & York Massachusetts Financial Company dated May 31, 1995, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-M.    Agreement of Conversion of 1290 Associates into
1290 Associates, L.L.C. dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-N.    Agreement of Conversion of 237 Park Avenue
Associates into 237 Park Avenue Associates, L.L.C., dated October 10, 1995 among JMB/NYC Office Building Associates, L.P., an Illinois limited partnership, O&Y Equity Company, L.P., a Delaware limited partnership and O&Y NY Building Corp., a Delaware corporation, is hereby incorporated herein by reference to the Partnership's Report for December 31, 1995 on Form 10-K (File No. 0-14547) dated March 25, 1996.

                10-O.    Disclosure Statement for the Second Amended
Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. dated August 9, 1996 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1996 on Form 10-Q (File No. 0-14547) dated November 8, 1996.

                10-P.    Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                10-Q.    Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                10-R.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                10-S.    Allonge to demand note between JMB/Manhattan
Associates, L.P. and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

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


No annual report for the year 1998 or proxy material has been sent to the Holders of Interests. An annual report will be sent to the Holders of Interests subsequent to this filing.

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

                JMB/MANHATTAN ASSOCIATES, LTD.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Vice President
                Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB/Manhattan Investors, Inc.
                        Corporate General Partner


                        STUART C. NATHAN
                By:     Stuart C. Nathan, President and Director
                        Principal Executive Officer
                Date:   March 22, 1999


                        JUDD D. MALKIN
                By:     Judd D. Malkin
                        Principal Financial Officer
                Date:   March 22, 1999


                        GAILEN J. HULL
                By:     Gailen J. Hull, Vice President
                        Principal Accounting Officer
                Date:   March 22, 1999


                        GARY NICKELE
                By:     Gary Nickele, Vice President and Director
                Date:   March 22, 1999

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

10-C.     Agreement of Limited Partnership
          of Property Partners, L.P.                    Yes

10-D.     Second Amended and Restated
          Articles of Partnership of
          JMB/NYC Office Building Associates            Yes

10-E.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIV
          Managers, Inc. (known as Carlyle
          Managers, Inc.)                               Yes

10-F.     Amended and Restated Certificate
          of Incorporation of Carlyle-XIII
          Managers, Inc. (known as Carlyle
          Investors, Inc.)                              Yes

10-G.     $600,000 demand note between
          JMB/Manhattan Associates, Ltd.
          and Carlyle Managers, Inc.                    Yes

10-H.     $600,000 demand note between
          JMB/Manhattan Associates, Ltd.
          and Carlyle Investors, Inc.                   Yes

10-I.     Amendment No. 1 to JMB/NYC Office
          Building Associates                           Yes

10-J.     Amendment No. 1 to agreement of
          limited partnership of Property
          Partners, L.P.                                Yes

10-K.     Amended, Restated and Consolidated
          Promissory Note between JMB/NYC
          Office Building Associates, L.P. and
          Olympia & York Massachusetts
          Financial Company                             Yes

10-L.     Amended, Restated and Consolidated
          Security Agreement between JMB/NYC
          Office Building Associates, L.P. and
          Olympia & York Massachusetts
          Financial Company.                            Yes

                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

10-M.     Agreement of Conversion of 1290
          Associates into 1290 Associates,
          L.L.C. dated October 10, 1995.                Yes

10-N.     Agreement of Conversion of 237
          Park Avenue Associates into
          237 Park Avenue Associates,
          L.L.C. dated October 10, 1995                 Yes

10-O.     Disclosure Statement for the
          Second Amended Joint Plan of
          Reorganization of 237 Park Avenue
          Associates, L.L.C. and 1290
          Associates, L.L.C. dated August 9,
          1996                                          Yes

10-P.     Consent of Director of
          Carlyle-XIV Managers, Inc. (known
          as Carlyle Managers, Inc.) dated
          October 31, 1996                              Yes

10-Q.     Consent of Director of
          Carlyle-XIII Managers, Inc. (known
          as Carlyle Investors, Inc.) dated
          October 31, 1996                              Yes

10-R.     Allonge to demand note between
          JMB/Manhattan Associates, L.P.
          and Carlyle Managers, Inc. dated
          October 31, 1996                              Yes

10-S.     Allonge to demand note between
          JMB/Manhattan Associates, L.P.
          and Carlyle Investors, Inc.
          dated October 31, 1996                        Yes

10-T.     $2,000,000 promissory note between
          JMB/Manhattan Associates, Ltd.
          and JMB Realty Corporation dated
          October 7, 1996                               Yes

10-U.     Indemnification agreement between
          Property Partners, L.P., Carlyle-XIII
          Associates, L.P., and Carlyle-XIV
          Associates, L.P. dated as of
          October 10, 1996                              Yes

10.V.     Agreement of Limited Partnership of
          237/1290 Lower Tier Associates, L.P.
          dated as of October 10, 1996                  Yes

10-W.     Amended and Restated Limited
          Partnership Agreement of 237/1290 Upper
          Tier Associates, L.P. dated as of
          October 10, 1996                              Yes

21.       List of Subsidiaries                          No

27.       Financial Data Schedule                       No