Form 10-Q
period 1999-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 1999-05-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                   Commission file #0-14547



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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . .     9




PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                              BALANCE SHEETS

                   MARCH 31, 1999 AND DECEMBER 31, 1998
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                            MARCH 31,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .  $       5,469            4,894
                                          -------------      -----------
                                          $       5,469            4,894
                                          =============      ===========

           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Note payable to an affiliate -
    current portion. . . . . . . . . . .  $   1,005,071          974,073
  Accounts payable . . . . . . . . . . .         71,051            8,406
  Amounts due to affiliates. . . . . . .      1,425,630        1,401,298
                                         --------------    -------------
          Total current liabilities. . .      2,501,752        2,383,777

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . . .      3,963,568        3,997,131
                                         --------------    -------------
          Total liabilities. . . . . . .      6,465,320        6,380,908

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .          1,500            1,500
    Cumulative net earnings (losses) . .     (1,395,241)      (1,391,888)
    Cumulative cash distributions. . . .       (737,500)        (737,500)
                                        ---------------    -------------
                                             (2,131,241)      (2,127,888)
                                        ---------------    -------------
  Limited partners:
    Capital contributions, net of
    offering costs . . . . . . . . . . .     57,042,489       57,042,489
    Cumulative net earnings (losses) . .    (43,371,099)     (43,290,615)
    Cumulative cash distributions. . . .    (18,000,000)     (18,000,000)
                                        ---------------    -------------
                                             (4,328,610)      (4,248,126)
                                        ---------------    -------------
          Total partners' capital
            accounts (deficits). . . . .     (6,459,851)      (6,376,014)
                                        ---------------    -------------
                                        $         5,469            4,894
                                        ===============    =============





              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)



                                                 1999            1998
                                              ----------      ----------

Income . . . . . . . . . . . . . . . . . . . $     --              --
                                             -----------      ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . .      37,330          35,886
  Professional services. . . . . . . . . . .      46,000          50,000
  General and administrative . . . . . . . .      34,070          27,532
                                             -----------      ----------
                                                 117,400         113,418
                                             -----------      ----------

                                                (117,400)       (113,418)

Partnership's share of the reduction of
  the maximum unfunded obligation. . . . . .      33,563          33,563
                                             -----------      ----------

        Net earnings (loss). . . . . . . . . $   (83,837)        (79,855)
                                             ===========      ==========

        Net earnings (loss) per
          limited partnership
          interest . . . . . . . . . . . . . $       (81)            (77)
                                             ===========      ==========

        Cash distribution per
          per limited partnership
          interest . . . . . . . . . . . . . $     --              --
                                             ===========      ==========


























              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)



                                                 1999            1998
                                              ----------      ----------

Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .  $  (83,837)        (79,855)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation . .     (33,563)        (33,563)
  Changes in:
    Accounts payable . . . . . . . . . . . .      62,645          61,773
    Amounts due to affiliates -
      accrued interest . . . . . . . . . . .      35,330          33,885
                                              ----------     -----------

          Net cash provided by (used in)
            operating activities . . . . . .     (19,425)        (17,760)

Cash flows from investing activities:

          Net cash provided by (used in)
            investing activities . . . . . .       --              --
                                              ----------     -----------

Cash flows from financing activities:
  Amounts received from affiliates . . . . .      20,000          35,000
                                              ----------     -----------

          Net cash provided by (used in)
            financing activities . . . . . .      20,000          35,000
                                              ----------     -----------

          Net increase (decrease) in cash. .         575          17,240
          Cash, beginning of year. . . . . .       4,894             971
                                              ----------     -----------

          Cash, end of period. . . . . . . .  $    5,469          18,211
                                              ==========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . .  $    2,000           --
                                              ==========     ===========

  Non-cash investing and financing
    activities . . . . . . . . . . . . . . .  $    --              --
                                              ==========     ===========










              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 1998
                                (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-14547) dated March 22, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report on Form 10-K.

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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $121,500,000 at March 31, 1999, mature on January 2, 2001.
If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and other amounts due to JMB will be repaid. Only after establishing an appropriate working capital reserve would any remaining amounts be available for distribution to the partners of the Partnership. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses are advances from JMB pursuant to a promissory note ($1,005,071 outstanding at March 31, 1999) as described below.

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. Also, the Partnership has discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures owning the Properties, the original purchase money notes payable by JMB/NYC, and the liabilities of the Partnership.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 1999, $404,959 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $5,000 and $7,025 for the three months ended March 31, 1999 and 1998, respectively, of which $5,000 was unpaid at March 31, 1999.

     The Partnership has obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital (reflected in the amounts due to affiliates in the accompanying financial statements). As of March 31, 1999, the obligations bore interest of 4.62% per annum and cumulative interest accrued on these obligations was $314,687.

     JMB advanced the Partnership $20,000 during the first three months of 1999. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and are due June 30, 1999. The note bears interest at the applicable Federal rate, which ranged between 4.62% and 5.35% per annum in the first three months of 1999. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $1,005,071 and $951,103 as of March 31, 1999 and December 31, 1998,
respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB. The Partnership expects to seek a modification or extension of the promissory note.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and a scheduled maturity of June 30, 1999. During the three months ended March 31, 1999, JMB advanced the Partnership $20,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued interest, has an outstanding balance of $1,005,071 at March 31, 1999. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note. The Partnership expects to seek a modification or extension of the promissory note.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to a real estate investment trust (the "REIT"). JMB/NYC has, through January 1, 2001 under certain limited circumstances, rights of consent regarding the sale of the Properties or the consummation of certain other transactions that significantly reduce the indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $121,500,000 at March 31, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.

Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures, the original purchase money notes payable by JMB/NYC and the note payable to JMB, it is unlikely that the Partnership will be able to make any significant distributions to the Holders of Interests.
However, in the event of a sale or other disposition of any of the Properties or of JMB/NYC's interest in the Properties, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The increase in notes payable and amounts due to affiliates as of March 31, 1999 compared to December 31, 1998 is primarily due to additional loans aggregating $20,000 pursuant to the promissory note payable to JMB and interest expense accrued but unpaid on the note and amounts due to affiliates.

     The increase in general and administrative for the three months ended March 31, 1999 as compared to March 31, 1998 is primarily due to an increase in certain expenses related to the administration of the Partnership.

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


                 JMB/MANHATTAN ASSOCIATES, LTD.

                 BY:   JMB/Manhattan Investors, Inc.
                       Corporate General Partner




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 12, 1999