Form 10-Q
period 1999-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 1999-08-13
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission file #0-14547



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

                                               BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       7,604          4,894
                                                                           -------------    -----------
                                                                           $       7,604          4,894
                                                                           =============    ===========





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Note payable to an affiliate - current portion. . . . . . . . . . . .   $       --            974,073
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,400          8,406
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,203,519      1,401,298
                                                                          --------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,205,919      2,383,777

Note payable to an affiliate. . . . . . . . . . . . . . . . . . . . . .        1,101,959          --

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . . .        4,177,073      3,997,131
                                                                          --------------  -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        6,484,951      6,380,908

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,395,941)    (1,391,888)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                         ---------------  -------------
                                                                              (2,131,941)    (2,127,888)
                                                                         ---------------  -------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       57,042,489     57,042,489
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (43,387,895)   (43,290,615)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                         ---------------  -------------
                                                                              (4,345,406)    (4,248,126)
                                                                         ---------------  -------------
          Total partners' capital accounts (deficits) . . . . . . . . .       (6,477,347)    (6,376,014)
                                                                         ---------------  -------------
                                                                         $         7,604          4,894
                                                                         ===============  =============

                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income. . . . . . . . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   -----------    ----------   -----------   -----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       36,847        36,545        74,177        72,431
  Professional services . . . . . . . . . . . . .        3,750        10,500        49,750        60,500
  General and administrative. . . . . . . . . . .       10,462        15,261        44,532        42,793
                                                   -----------    ----------   -----------   -----------
                                                        51,059        62,306       168,459       175,724
                                                   -----------    ----------   -----------   -----------

                                                       (51,059)      (62,306)     (168,459)     (175,724)

Partnership's share of the reduction of
  the maximum unfunded obligation . . . . . . . .       33,563        33,563        67,126        67,126
                                                   -----------    ----------   -----------   -----------

        Net earnings (loss) . . . . . . . . . . .  $   (17,496)      (28,743)     (101,333)     (108,598)
                                                   ===========    ==========   ===========   ===========

        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $       (17)          (27)          (97)         (104)
                                                   ===========    ==========   ===========   ===========

        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========   ===========   ===========



                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (101,333)       (108,598)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum unfunded
      obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (67,126)        (67,126)
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,006)          6,940
    Amounts due to affiliates - accrued interest. . . . . . . . . . . . . .        72,175          70,429
                                                                               ----------     -----------

          Net cash provided by (used in) operating activities . . . . . . .      (102,290)        (98,355)

Cash flows from investing activities:

          Net cash provided by (used in) investing activities . . . . . . .         --              --
                                                                               ----------     -----------
Cash flows from financing activities:
  Amounts received from affiliates. . . . . . . . . . . . . . . . . . . . .       105,000         105,000
                                                                               ----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       105,000         105,000
                                                                               ----------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .         2,710           6,645
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .         4,894             971
                                                                               ----------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .    $    7,604           7,616
                                                                               ==========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    2,000           --
                                                                               ==========     ===========
  Non-cash investing and financing activities:
    Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . .    $ (247,068)          --
                                                                               ==========     ===========
    Reduction in Partnership's investment . . . . . . . . . . . . . . . . .    $  247,068           --
                                                                               ==========     ===========

                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1999 AND 1998
                              (UNAUDITED)

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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interests in the Properties, which are secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $125,400,000 at June 30, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

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

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the operations of the REIT. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely. Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) at the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and other amounts due to JMB will be repaid. Only after establishing an appropriate working capital reserve would any remaining amounts be available for distribution to the partners of the Partnership. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses are advances from JMB pursuant to a promissory note ($1,101,959 outstanding at June 30, 1999) as described below.

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

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 1999, $422,153 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $9,407 and $7,934 for the six months ended June 30, 1999 and 1998, respectively, of which $2,400 was unpaid at June 30, 1999.

     The Partnership had obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. were reduced by approximately $132,000 and $115,000, respectively. As of June 30, 1999, the obligations bore interest of 4.62% per annum and the obligations and the cumulative interest accrued on these obligations totaled $474,781 (reflected in the amounts due to affiliates in the accompanying financial statements).

     JMB advanced the Partnership $105,000 during the first six months of 1999. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. The note bears interest at the applicable Federal rate, which ranged between 4.52% and 4.93% per annum in the first six months of 1999. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $1,101,959 and $951,103 as of June 30, 1999 and December 31, 1998,
respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and an original scheduled maturity of June 30, 1999 which was extended to June 30, 2001. During the six months ended June 30, 1999, JMB advanced the Partnership $105,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, has an outstanding balance of $1,101,959 at June 30, 1999. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to a real estate investment trust (the "REIT"). JMB/NYC has, through January 1, 2001 under certain limited circumstances, rights of consent regarding the sale of the Properties or the consummation of certain other transactions that significantly reduce the indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for certain amounts relating to the operations of the Properties. There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money notes made by JMB/NYC for its interest in the Properties, which are secured by JMB/NYC's interest in the Properties and had outstanding principal and accrued and deferred interest of approximately $125,400,000 at June 30, 1999, mature on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the same price at which such REIT affiliate can require JMB/NYC to sell such interest as described above.

     Due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures that own the Properties, the original purchase money notes payable by JMB/NYC and the note payable to JMB, it is unlikely that the Partnership will be able to make any significant distributions to the Holders of Interests. However, in the event of a sale or other disposition of any of the Properties or of JMB/NYC's interest in the Properties, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The aggregate increase in note payable to an affiliate as of June 30, 1999 compared to December 31, 1998 is primarily due to additional loans aggregating $105,000 pursuant to the promissory note payable to JMB.

     The decrease in amounts due to affiliates as of June 30, 1999 compared to December 31, 1998 is primarily due to the reduction in obligations to fund additional paid-in capital to affiliates of the Partnership partially offset by interest expense accrued but unpaid on the amounts due to affiliates.

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

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, JMB/NYC does not expect to receive any significant distributions in the future from the joint ventures owning the Properties. The Partnership and JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

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

            4.1      Note Extension and Modification Agreement as of
June 30, 1999 by and between JMB/Manhattan Associates, Ltd. and JMB Realty Corporation is filed herewith.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999