Form 10-Q
period 1999-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 1999-11-15
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                           Commission file #0-14547



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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    11




PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      70,467          4,894
                                                                           -------------    -----------
                                                                           $      70,467          4,894
                                                                           =============    ===========





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Note payable to an affiliate - current portion. . . . . . . . . . . .    $       --           974,073
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .              930          8,406
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        1,228,351      1,401,298
                                                                          --------------  -------------
          Total current liabilities . . . . . . . . . . . . . . . . . .        1,229,281      2,383,777

Note payable to an affiliate. . . . . . . . . . . . . . . . . . . . . .        1,196,842          --

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . . .        4,143,510      3,997,131
                                                                          --------------  -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        6,569,633      6,380,908

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,500          1,500
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,396,814)    (1,391,888)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .         (737,500)      (737,500)
                                                                         ---------------  -------------
                                                                              (2,132,814)    (2,127,888)
                                                                         ---------------  -------------
  Limited partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .       57,042,489     57,042,489
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .      (43,408,841)   (43,290,615)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (18,000,000)   (18,000,000)
                                                                         ---------------  -------------
                                                                              (4,366,352)    (4,248,126)
                                                                         ---------------  -------------
          Total partners' capital accounts (deficits) . . . . . . . . .       (6,499,166)    (6,376,014)
                                                                         ---------------  -------------
                                                                         $        70,467          4,894
                                                                         ===============  =============

                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income. . . . . . . . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   -----------    ----------   -----------   -----------

Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       36,714        37,559       110,891       109,990
  Professional services . . . . . . . . . . . . .        --            --           49,750        60,500
  General and administrative. . . . . . . . . . .       18,668        20,530        63,200        63,323
                                                   -----------    ----------   -----------   -----------
                                                        55,382        58,089       223,841       233,813
                                                   -----------    ----------   -----------   -----------

                                                       (55,382)      (58,089)     (223,841)     (233,813)

Partnership's share of the reduction of
  the maximum unfunded obligation . . . . . . . .       33,563        33,563       100,689       100,689
                                                   -----------    ----------   -----------   -----------

        Net earnings (loss) . . . . . . . . . . .  $   (21,819)      (24,526)     (123,152)     (133,124)
                                                   ===========    ==========   ===========   ===========

        Net earnings (loss) per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $       (21)          (24)         (118)         (128)
                                                   ===========    ==========   ===========   ===========

        Cash distribution per
          per limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --            --            --
                                                   ===========    ==========   ===========   ===========



                               See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CHANGES IN CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (123,152)       (133,124)
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum unfunded
      obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (100,689)       (100,689)
  Changes in:
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,476)         (2,976)
    Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .         3,000           --
    Amounts due to affiliates - accrued interest. . . . . . . . . . . . . .        71,121          72,384
    Note payable to an affiliate - accrued interest . . . . . . . . . . . .        37,769          35,604
                                                                               ----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .      (119,427)       (128,801)

Cash flows from investing activities:

          Net cash provided by (used in) investing activities . . . . . . .         --              --
                                                                               ----------     -----------
Cash flows from financing activities:
  Amounts received from affiliates. . . . . . . . . . . . . . . . . . . . .       185,000         140,000
                                                                               ----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .       185,000         140,000
                                                                               ----------     -----------
          Net increase (decrease) in cash . . . . . . . . . . . . . . . . .        65,573          11,199
          Cash, beginning of year . . . . . . . . . . . . . . . . . . . . .         4,894             971
                                                                               ----------     -----------
          Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .    $   70,467          12,170
                                                                               ==========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    2,000           2,002
                                                                               ==========     ===========
  Non-cash investing and financing activities:
    Reduction in amounts due to affiliates. . . . . . . . . . . . . . . . .    $ (247,068)          --
                                                                               ==========     ===========
    Reduction in Partnership's investment . . . . . . . . . . . . . . . . .    $  247,068           --
                                                                               ==========     ===========

                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1999 AND 1998
                              (UNAUDITED)

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

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (collectively, the "Properties"). Neither O&Y nor any of its affiliates has any direct or indirect continuing interest in the Properties. The new ownership structure gives control of the Properties to an unaffiliated real estate investment trust ("REIT"), owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC has, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduce indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001.
In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interest of approximately $129,400,000 at September 30, 1999, matures on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     Pursuant to the indemnification agreement, generally until the earlier of the sale of (i) the Properties and (ii) JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that own the Properties, the Affiliated Partners are jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the joint ventures. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income, is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement generally prohibit the Affiliated Partners from taking any actions that could have an adverse effect on the exercise of the purchase right by the REIT affiliate discussed above or a sale or certain other transactions involving direct or indirect interests in the Properties unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.
Therefore, the Partnership expects its share of the collateral to be returned (including interest earned) after the termination of the indemnification agreement. Upon return of such funds, advances made by JMB (including accrued and deferred interest) and other amounts due to JMB will be repaid. Only after establishing an appropriate working capital reserve would any remaining amounts be available for distribution to the partners of the Partnership. Until the Partnership receives its share of the collateral, the Partnership's sole source of capital to fund operating expenses are advances from JMB pursuant to a promissory note ($1,196,842 outstanding at September 30, 1999) as described below.

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

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount of maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures owning the Properties, the purchase money note payable by JMB/NYC, and the liabilities of the Partnership.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of September 30, 1999, $439,347 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $12,915 and $17,109 for the nine months ended September 30, 1999 and 1998, respectively, of which $3,000 was unpaid at September 30, 1999.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. were reduced so that as of September 30, 1999, the obligations and the cumulative interest accrued on these obligations totaled $479,420 (reflected in the amounts due to affiliates in the accompanying financial statements). These obligations were further reduced through a series of transactions and fully retired in October, 1999.

     JMB advanced the Partnership $185,000 during the first nine months of 1999. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. The note bears interest at the applicable Federal rate, which ranged between 4.52% and 5.35% per annum in the first nine months of 1999. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $1,196,842 and $974,073 as of September 30, 1999 and December 31, 1998,
respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and an original scheduled maturity of June 30, 1999, which was extended to June 30, 2001. During the nine months ended September 30, 1999, JMB advanced the Partnership $185,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $1,196,842 at September 30, 1999. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     As a result of the 1996 restructuring, JMB/NYC has an indirect limited partnership interest which, before taking into account significant preferences to other partners, equals approximately 4.9% of the reorganized and restructured ventures owning the Properties. The new ownership structure gives control of the Properties to a real estate investment trust (the "REIT"). JMB/NYC has, through January 1, 2001 under certain limited circumstances, rights of consent regarding the sale of the Properties or the consummation of certain other transactions that significantly reduce the indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT has the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). There can be no assurance that such REIT affiliate will not exercise such right on or after January 2, 2001. In addition, the non-recourse purchase money note made by JMB/NYC for its interest in the Properties, which is secured by JMB/NYC's interest in the Properties and had outstanding principal and accrued and deferred interest of approximately $129,400,000 at September 30, 1999, matures on January 2, 2001. If such REIT affiliate exercises such right to purchase, for the reasons discussed below, it is unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC has the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     In October 1999, JMB/NYC entered into an agreement (the "Restructuring Agreement"), pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") would be restructured. Under the Restructuring Agreement, the partnership that owns 237 Park would be converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by a partnership (the "Upper Tier Partnership") in which JMB/NYC is a limited partner with a 99% interest would be contributed to a partnership (the "Acquiring Partnership") unaffiliated with either JMB/NYC or the REIT that is acquiring the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership would receive a limited partnership interest in the Acquiring Partnership having a fair market value (determined in accordance with the partnership agreement of the Acquiring Partnership) of approximately $500,000. (JMB/NYC's total investment in the Acquiring Partnership would be significantly less than 1% of the Acquiring Partnership.) The Acquiring Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC would have the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the Acquiring Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the Acquiring Partnership would have the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the Acquiring Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Partnership believes that the restructuring, by itself, of JMB/NYC's indirect interest in 237 Park, if completed as currently contemplated by the Restructuring Agreement, would not result in the Partnership (or the Holders of Interests) recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring Agreement JMB/NYC would not be able to cause a sale of the interest in the Acquiring Partnership prior to 2001, the earliest date on which such interest could be purchased at the election of the general partner of the Acquiring Partnership would be January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the Acquiring Partnership, this would extend by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park is currently subject to purchase at the election of an affiliate of the REIT.

     Under the transactions provided for by the Restructuring Agreement, JMB/NYC's indirect interest in 1290 Avenue of the Americas would also be modified, although the REIT would continue to own the controlling interest in the property. In general, the REIT would have the right to sell 1290 Avenue of the Americas or the REIT's interest in the property or permit a sale of more than 51% of the stock in the REIT, during the period from January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price"), and (ii) $4,500,000. Although the REIT would be able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT would also have the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC would have the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount of maturity of U.S. Treasury securities currently held as collateral for the indemnification obligations of the Affiliated Partners would be released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities would be held as collateral for the indemnification obligations of the Affiliated Partners generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. In addition, the maximum potential liability of the Affiliated Partners under their indemnification obligations would be reduced from $25,000,000 to approximately $14,286,000.

     The closing of the transactions provided for by the Restructuring Agreement, which is expected to occur in the fourth quarter of 1999, is subject to the satisfaction of various conditions, and there is no assurance that such conditions will be satisfied or that any of such transactions will close.

     The Affiliated Partners may seek to purchase a portion of the rights to the purchase money note and the related security agreement to allow the Affiliated Partners to retain a substantial amount of the proceeds JMB/NYC may ultimately be entitled to receive from the sale of its interest in 1290 Avenue of the Americas, its interest in the Acquiring Partnership and/or any other transaction provided for by the restructuring. Such purchase of a portion of the purchase money note might result in the Partnership (and the Holders of Interests) recognizing some income for Federal income tax purposes. There is no assurance that the Affiliated Partners will be successful in obtaining such an interest in the purchase money note.

     Due to the level of indebtedness remaining on the Properties, the significant preference levels to other partners within the reorganized joint ventures that own the Properties, the purchase money note payable by JMB/NYC and the note payable to JMB, it is unlikely that the Partnership will be able to make any significant distributions to the Holders of Interests. However, in the event of a sale or other disposition of any of the Properties or of JMB/NYC's interest in the Properties, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding to all or most of their deficit capital accounts for tax purposes) even though the Partnership would not be able to make any significant amount of distributions. Such gain may be offset by suspended losses from prior years (if any) that have been allocated to the Holders of Interests. The actual tax liability of each Holder of Interests will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The aggregate increase in note payable to an affiliate as of September 30, 1999 compared to December 31, 1998 is primarily due to additional loans aggregating $185,000 pursuant to the promissory note payable to JMB.

     The decrease in amounts due to affiliates as of September 30, 1999 compared to December 31, 1998 is primarily due to the reduction in obligations to fund additional paid-in capital to affiliates of the Partnership, partially offset by interest expense accrued but unpaid on the amounts due to affiliates.

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

     The Partnership does not believe that the year 2000 problem presents any material additional risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. Although the year 2000 problem may or may not present various risks for the joint ventures owning the Properties, the Partnership does not believe that these risks, to the extent they may exist, present any material additional risks to the Partnership's business, results of operations or financial condition. As discussed in the Notes to Financial Statements included elsewhere in this report, JMB/NYC has discontinued the equity method of accounting for its indirect interests in the joint ventures owning the Properties. Moreover, for the reasons discussed elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Partnership does not expect to receive (through JMB/NYC) any significant distributions in the future from the joint ventures owning the Properties. The Partnership and JMB/NYC also have no involvement in or authority over the general operations or management of the joint ventures owning the Properties or the development of their contingency plans, if any, for the year 2000 problem.

     The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance. Although the Partnership has not made inquiry of the joint ventures owning the Properties as to their actual or projected year 2000 compliance costs, if any, the Partnership does not believe that any such costs would have a material effect on the Partnership. Neither the Partnership nor JMB/NYC is obligated to contribute any funds to pay for such costs. In addition, since the Partnership does not expect to receive any significant distributions in the future from the joint ventures owning the Properties, the Partnership does not believe that any such costs incurred will have any material effect on the Partnership's indirect investment in the joint ventures.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.       Amended and Restated Agreement of Limited
Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-14547) dated March 30, 1993.

            4.1      Note Extension and Modification Agreement as of
June 30, 1999 by and between JMB/Manhattan Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for June 30, 1999 on Form 10-Q (File No. 0-14547) dated August 13, 1999.

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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999