Form 10-K405
period 1999-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 2000-03-30
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934


For the fiscal year
ended December 31, 1999                   Commission File Number 0-14547


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

                               TABLE OF CONTENTS


                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    8

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .   11

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   12

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . .   36


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   36

Item 11.      Executive Compensation . . . . . . . . . . . . .   39

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   41

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   42


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   42


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   46

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

     Prior to the restructuring in 1999 discussed below, the Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates had any direct or indirect continuing interest in the Properties. The Properties were controlled by a real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $133,148,000 at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, due to the level of indebtedness remaining on the Properties, the purchase money note payable by JMB/NYC, and the significant preference levels to other partners within the reorganized structure of the joint ventures owning the Properties, it was unlikely that such purchase would result in payment of any significant amount to JMB/NYC.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements(other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the original $25 million indemnification (discussed below) provided by the Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify, the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation.

Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the property for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the property for the greater of (1) the 1290 Formula Price, and (2) $1,000,000.

     In connection with the above transactions, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations. Upon return of such funds, any remaining advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid.

     The level of any future distributable cash is dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate which ranged between 4.52% and 5.35% per annum in 1999. The Partnership's ability to pay for operations and continue as a going concern are dependent upon additional advances pursuant to the promissory note.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the purchase money note payable by JMB/NYC, the preference levels to other partners within the reorganized joint venture owning 1290 Avenue of the Americas and the liabilities of the Partnership.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the Properties. Upon the Effective Date of the Plan, JMB/NYC's ownership interests in the Properties were converted to limited partnership interests. As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas and (ii) an indirect interest in 237 Park and certain other investments.

     The following is certain information concerning 237 Park and 1290 Avenue of the Americas:

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1998 and 1999.


                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 864 record holders of the 999 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests. Reference is made to the Notes for a discussion of the provisions of the Partnership Agreement relating to cash distributions. Future cash distributions by the Partnership are dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made. It currently appears unlikely that any significant distributions will be made by the Partnership at any time due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the purchase money note payable by JMB/NYC, which requires payment of principal and interest out of distributions payable to JMB/NYC by the partnerships in which it has interests, the preference levels to other partners within the reorganized joint venture owning 1290 Avenue of the Americas and the liabilities of the Partnership.

ITEM 6.  SELECTED FINANCIAL DATA
                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                               YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1999             1998           1997            1996           1995
                             -------------      ----------     ----------      ----------    -----------
Total income . . . . . . . .  $     20,757          --             --             120,331        405,719
                              ============      ==========     ==========      ==========    ===========
Earnings (loss) before
  sale of investment
  property or forgiveness
  of indebtedness
  (including income from
  restructuring of
  $72,073,760 in 1996) . . .  $  2,542,891        (161,877)      (206,892)     71,692,012     (7,801,149)
Partnership's share
  of loss on sale
  of investment
  property by uncon-
  solidated venture. . . . .         --              --             --              --       (14,789,529)
Partnership's share of
  extraordinary gain on
  forgiveness of
  indebtedness
  of unconsolidated
  venture. . . . . . . . . .         --              --             --              --        15,632,407
                              ------------      ----------     ----------      ----------    -----------
Net earnings (loss). . . . .  $  2,542,891        (161,877)      (206,892)     71,692,012     (6,958,271)
                              ============      ==========     ==========      ==========    ===========
Net earnings (loss)
 per Interest:
  Earnings (loss) before
   sale of investment
   property or forgive-
   ness of indebtedness. . .  $      2,444            (156)          (199)         68,824         (7,489)
  Share of loss on sale
   of investment
   property by uncon-
   solidated venture . . . .         --              --             --              --           (14,642)
 Share of extraordinary
  gain on forgiveness
  of indebtedness
  of unconsolidated
  venture. . . . . . . . . .         --              --             --              --            15,476
                              ------------      ----------     ----------      ----------    -----------




                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                         YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995 - CONTINUED



                                  1999             1998           1997            1996           1995
                             -------------      ----------     ----------      ----------    -----------

Net earnings (loss)
  per Interest (b) . . . . .  $      2,444            (156)          (199)         68,824         (6,655)
                              ============      ==========     ==========      ==========    ===========

Total assets . . . . . . . .  $     18,146           4,894            971           1,679      1,688,536
Cash distributions per
  Interest (b)(c). . . . . .  $      --              --            --               --            15,000
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

     During 1996, JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner) funded its remaining obligation under its working capital minimum guarantee of approximately $1,800,000 and advanced the Partnership an additional $530,000 pursuant to the terms of a promissory note. Such amounts were used to fund 1996 operating costs and the Partnership's approximate $1.9 million share of the collateral required pursuant to the terms of the restructuring and reorganizing of JMB/NYC's indirect ownership interests in the Properties as described more fully in the Notes which descriptions are hereby incorporated herein by reference.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     The Restructuring, by itself, of JMB/NYC's indirect interest in 237 Park did not result in the Partnership's (or the Holders of Interests') recognizing any income for Federal income tax purposes. In addition, although under the terms of the Restructuring, JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. The limited partners then repaid the advance of approximately $105,000 made by the Partnership.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners (of which approximately $1,027,000 was distributed to the Partnership). The remaining face amount of the securities will be held as collateral for the indemnification 11 obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations. Upon return of such funds, any remaining advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid. Only after establishing an appropriate working capital reserve would the remainder of such funds, if any, be available for distribution to the partners of the Partnership. The level of distributable cash is dependent upon the amount of advances made by JMB.

     Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a scheduled maturity date of June 30, 2001.

The note bears interest at the applicable Federal rate, which ranged between 4.52% and 5.35% per annum in 1999. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. During 1998 and 1999, JMB advanced the Partnership $150,000 and $290,187, respectively, to fund operating costs incurred during those years. In December 1999, the Partnership paid $1,105,187 of principal and deferred interest on the promissory note to JMB from the Partnership's share of escrow funds returned to it (as discussed above) and the Partnership's share of refinancing proceeds discussed below. The balance of the note, including accrued and deferred interest as of December 31, 1999, was $208,649. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that JMB/NYC will receive any significant distributions.

     While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time due to the level of indebtedness on 237 Park and 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the note payable to JMB, and the preference levels to other partners within the 1290 Partnership. However, in the event of a sale or other disposition of the Properties, or of JMB/NYC's interests in the Properties, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests, such gain may be largely offset by suspended passive activity losses, if any. Each Holder's tax liability will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in note payable to affiliate as of December 31, 1999 as compared to December 31, 1998 is primarily due to the $1,105,187 December 1999 payment of principal and deferred interest on the promissory note payable to JMB partially offset by additional loans aggregating $290,187.

     The decrease in amounts due to affiliates (Carlyle Investors, Inc. and Carlyle Managers, Inc.) as of December 31, 1999 as compared to December 31, 1998 is primarily due to the distribution of approximately $672,000 of notes payable to such affiliates and cash paydowns of approximately $58,000 on the same notes. Reference is made to the Notes for a further discussion of such transactions.

     The Partnership's share of the maximum unfunded obligation under the indemnification agreement at December 31, 1999 was $2,225,942. During 1996, the Partnership contributed $1,950,802 to JMB/NYC which, along with additional contributions of $5,852,406 from the other Affiliated Partners of JMB/NYC, was held in escrow pursuant to the terms of the indemnification agreement. These funds have been invested by JMB/NYC in stripped U.S. Government obligations with a maturity date of February 15, 2001. In December 1999, as a result of the Restructuring, $4,151,323 was released from escrow and refunded to JMB/NYC. JMB/NYC then distributed to the Partnership and the other Affiliated Partners their share of the amount released. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $2,809,020 is a result of the Partnership's share of the reduction of the maximum obligation due to the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement.

     Distributions received in excess of recorded investment is a result of the distribution by Carlyle Managers, Inc. and Carlyle Investors, Inc. of the notes related to the Partnership's obligations to fund on demand additional paid in capital to such corporations. These obligations were reduced and, subsequently, fully retired in October 1999.

      The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to JMB/Manhattan (as a shareholder of both such corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

     The decrease in professional services for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to non-recurring fees for professional services related to the 1996 restructuring of the Partnership's interests in the reorganized joint ventures.

YEAR 2000

     The Partnership has not experienced any material disruption in its operations in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate change as a potential market risk. The note payable to JMB bears interest at a floating rate and is scheduled to mature on June 30, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1999 and 1998
Statements of Operations, years ended December 31,
  1999, 1998 and 1997
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1999, 1998 and 1997
Statements of Cash Flows, years ended December 31,
  1999, 1998 and 1997


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




                   JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1999 and 1998
Statements of Operations, years ended December 31, 1999, 1998 and 1997 Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 1999, 1998 and 1997
Statements of Cash Flows, years ended December 31, 1999, 1998 and 1997

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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






                                               KPMG LLP


Chicago, Illinois
March 24, 2000


                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1999 AND 1998

                                                        ASSETS
                                                        ------
                                                                                    1999               1998
                                                                                ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     18,146             4,894
                                                                                ------------       -----------
                                                                                $     18,146             4,894
                                                                                ============       ===========






                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1999               1998
                                                                                ------------       -----------
Current liabilities:
  Note payable to an affiliate - current portion . . . . . . . . . . . . .      $     --               974,073
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,302             8,406
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .           752,148         1,401,298
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .           755,450         2,383,777

Note payable to an affiliate - long-term . . . . . . . . . . . . . . . . .           208,649             --

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement. . . . . . . . . . . . . . . . . . .         2,225,942         3,997,131
Distributions received in excess of recorded investment. . . . . . . . . .           661,228             --
                                                                                ------------       -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         3,851,269         6,380,908

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .             1,500             1,500
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .        (1,290,172)       (1,391,888)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .          (737,500)         (737,500)
                                                                                ------------       -----------
                                                                                  (2,026,172)       (2,127,888)
                                                                                ------------       -----------
  Limited partners (1,000 Interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .        57,042,489        57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . . .       (40,849,440)      (43,290,615)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (18,000,000)      (18,000,000)
                                                                                ------------       -----------
                                                                                  (1,806,951)       (4,248,126)
                                                                                ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . . .        (3,833,123)       (6,376,014)
                                                                                ------------       -----------
                                                                                $     18,146             4,894
                                                                                ============       ===========

                                    See accompanying notes to financial statements.

                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
Income:
  Dividend income. . . . . . . . . . . . . . . . . . . .     $     20,757             --                 --
                                                             ------------      ------------       ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . . .          139,900           148,006            132,965
  Professional services. . . . . . . . . . . . . . . . .           61,625            60,500            126,139
  General and administrative . . . . . . . . . . . . . .           85,361            87,623             82,040
                                                             ------------      ------------       ------------
                                                                  286,886           296,129            341,144
                                                             ------------      ------------       ------------
                                                                 (266,129)         (296,129)          (341,144)
Partnership's share of the reduction of
  the maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . . . . . . .        2,809,020           134,252            134,252
                                                             ------------      ------------       ------------
      Net earnings (loss). . . . . . . . . . . . . . . .     $  2,542,891          (161,877)          (206,892)
                                                             ============      ============       ============
      Net earnings (loss) per limited
       partnership interest. . . . . . . . . . . . . . .     $      2,444              (156)              (199)
                                                             ============      ============       ============
















                                    See accompanying notes to financial statements.

                                             JMB/MANHATTAN ASSOCIATES, LTD.
                                                 (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             GENERAL PARTNERS                             LIMITED PARTNERS (1,000 INTERESTS)
                ---------------------------------------------    -------------------------------------------------
                                                                    CONTRI-
                                                                    BUTIONS
                             NET        CASH                        NET OF          NET
                CONTRI-    EARNINGS     DISTRI-                    OFFERING       EARNINGS       CASH
                BUTIONS     (LOSS)      BUTIONS        TOTAL        COSTS          (LOSS)    DISTRIBUTIONS     TOTAL
                -------   ----------  -----------   -----------  -----------     ----------  -------------  -----------
Balance
 (deficits)
 December 31,
 1996. . . . .   $1,500   (1,377,137)   (737,500)   (2,113,137)   57,042,489    (42,936,597)  (18,000,000)  (3,894,108)

Net earnings
 (loss). . . .     --         (8,276)      --           (8,276)       --           (198,616)        --        (198,616)
                 ------   ----------   ---------   -----------   -----------    -----------   -----------  -----------
Balance
 (deficits)
 December 31,
 1997. . . . .    1,500   (1,385,413)   (737,500)   (2,121,413)   57,042,489    (43,135,213)  (18,000,000)  (4,092,724)

Net earnings
 (loss). . . .     --         (6,475)      --           (6,475)       --           (155,402)        --        (155,402)
                 ------   ----------   ---------   -----------   -----------    -----------   -----------  -----------
Balance
 (deficits)
 December 31,
 1998. . . . .    1,500   (1,391,888)   (737,500)   (2,127,888)   57,042,489    (43,290,615)  (18,000,000)  (4,248,126)

Net earnings
 (loss). . . .     --        101,716       --          101,716        --          2,441,175         --       2,441,175
                 ------   ----------   ---------   -----------   -----------    -----------   -----------  -----------
Balance
 (deficits)
 December 31,
 1999. . . . .   $1,500   (1,290,172)   (737,500)   (2,026,172)  57,042,489     (40,849,440)  (18,000,000)  (1,806,951)
                 ======   ==========   =========   ===========   ===========    ===========   ===========  ===========

                                     See accompanying notes to financial statements.

                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                  1999              1998              1997
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 2,542,891           (161,877)         (206,892)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of the reduction of
      the maximum unfunded obligation under
      the indemnification agreement. . . . . . . . . . .       (2,809,020)          (134,252)         (134,252)
  Changes in:
    Accounts payable . . . . . . . . . . . . . . . . . .           (5,104)             4,046             3,086
    Amounts due to affiliates. . . . . . . . . . . . . .          (10,378)             --                --
    Amounts due to affiliates - accrued interest . . . .           90,924            146,006           137,350
    Note payable to an affiliate -
      accrued interest . . . . . . . . . . . . . . . . .           49,576              --                --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .         (141,111)          (146,077)         (200,708)
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture . . . . . . . . . . . . . . .        1,027,452              --                --
  Partnership's advance to affiliated entity . . . . . .         (105,187)             --                --
  Partnership's repayments from affiliated
    entity . . . . . . . . . . . . . . . . . . . . . . .          105,187              --                --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        1,027,452              --                --
                                                              -----------        -----------       -----------





                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS - CONTINUED



                                                                  1999              1998              1997
                                                              -----------        -----------       -----------
  Cash flows from financing activities:
    Payments on note payable to affiliate. . . . . . . .       (1,105,187)             --                --
    Payments on amounts due to affiliates. . . . . . . .          (58,089)             --                --
    Amounts received from affiliates . . . . . . . . . .          290,187            150,000           200,000
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .         (873,089)           150,000           200,000
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash. . . . . . . .           13,252              3,923              (708)

          Cash, beginning of year. . . . . . . . . . . .            4,894                971             1,679
                                                              -----------        -----------       -----------
          Cash, end of year. . . . . . . . . . . . . . .      $    18,146              4,894               971
                                                              ===========        ===========       ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . . . . . . .      $     --                 2,000             1,600
                                                              ===========        ===========       ===========

  Non-cash investing and financing activities:
    Net distributions in excess of recorded
      investment . . . . . . . . . . . . . . . . . . . .      $   661,228              --                --
                                                              ===========        ===========       ===========














                                    See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owns an indirect approximate 4.9% interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property. Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     The equity method of accounting had been applied with respect to the Partnership's indirect 25% interest in JMB/NYC through Property Partners, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:


                                                           1999                                  1998
                                           -------------------------------       ------------------------------
                                                                TAX BASIS                            TAX BASIS
                                            GAAP BASIS         (UNAUDITED)       GAAP BASIS         (UNAUDITED)
                                           ------------        -----------      ------------        -----------


Total assets . . . . . . . . . . . . .     $     18,146         7,567,618             4,894          8,303,457
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . . .       (2,026,172)      (21,282,411)       (2,127,888)       (21,341,230)
  Limited partners . . . . . . . . . .       (1,806,951)      (67,218,513)       (4,248,126)       (68,630,177)
 Net income (loss):
  General partners . . . . . . . . . .          101,716            58,819            (6,475)            56,774
  Limited partners . . . . . . . . . .        2,441,175         1,411,664          (155,402)         1,362,563
 Net income (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .            2,444             1,413              (156)             1,363
                                            ===========      ============      ============       ============


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests (the "Interests") outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the Limited Partners.

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

JMB/NYC

     JMB/NYC is a limited partnership among Property Partners, L.P., Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P. as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 25% shareholder of Carlyle Managers, Inc. The Partnership currently holds, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Property Partners, L.P. is Carlyle Investors, Inc., of which the Partnership is a 25% shareholder. The general partner in each of JMB/NYC and Property Partners, L.P. is an affiliate of the Partnership.

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

     Bankruptcy filings for the Joint Ventures owning the 237 Park Avenue and 1290 Avenue of the Americas properties (collectively, the "Properties") were made in April 1996, and in August 1996, an Amended Plan of Reorganization and Disclosure Statement (the "Plan") was filed with the Bankruptcy Court for these Joint Ventures. The Plan was accepted by the various classes of debt and equity holders and confirmed by the Court on September 20, 1996 and became effective October 10, 1996 ("Effective Date"). The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas. Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the non-recourse purchase money note made by JMB/NYC for its interests in the Properties, which is secured by JMB/NYC's interests in the Properties and had outstanding principal and accrued and deferred interests of approximately $133,148,000, at December 31, 1999, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, for the reasons discussed below, it was unlikely that such purchase would result in any significant distributions to the partners of the Partnership. Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25 million indemnification (which has since been reduced to $14,285,000 as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sole source of capital to fund continuing operations are advances from JMB.

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or a sale or certain other transactions involving direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.
Therefore, the Partnership expects its share of the remaining collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

     Although under the terms of the Restructuring JMB/NYC is not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 1999, was approximately $133,148,000.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners).

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by the limited partners. The limited partners then repaid the advance of approximately $105,000 made by the Partnership.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations. Upon return of such funds, any remaining advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid.

     Due to, among other things, the level of indebtedness on the 1290 Partnership, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that JMB/NYC will receive any significant distributions.

     The level of any future Partnership distributable cash is dependent upon the amount of advances made by JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which ranged between 4.52% and 5.35% per annum in 1999. The Partnership's ability to pay for operations and continue as a going concern is dependent upon advances from JMB, which must be repaid before any distributions are made. While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and losses incurred for Federal income tax purposes plus the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the Properties. In 1996, the Holders of Interests were allocated ordinary income and capital gain for Federal income tax purposes in an amount that, when combined, equalled their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition, plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park are to be allocated 1% to the
General Partners.   The remaining sale or disposition profits and losses
are allocable to the Holders of Interests. All such profits or losses generally will be allocated among the Holders of Interests in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership are allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constitutes a management fee). Distributions of "Sale Proceeds" and "Financing Proceeds" (as defined) of the Partnership generally are to be made to the Holders of Interests until they have received the amount of their capital contributions plus a specified return thereon.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1999 and 1998, $456,542 and $387,765,
respectively, represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $16,633, $17,220 and $20,020 for 1999, 1998 and 1997, respectively, of which $582 was unpaid at December 31, 1999.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

     JMB advanced the Partnership $290,187, $150,000 and $200,000 during 1999, 1998 and 1997, respectively. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which ranged between 4.25% and 5.35% per annum in 1999. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $208,649, $974,073 and $775,499 as of December 31, 1999, 1998 and 1997, respectively.

The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                  1999              1998
                                              ------------      ------------

Current assets . . . . . . . . . . . . . .    $        643             3,012
Current liabilities. . . . . . . . . . . .          (1,800)            --
                                              ------------      ------------
   Working capital (deficit) . . . . . . .          (1,157)            3,012
                                              ------------      ------------
Escrow deposits. . . . . . . . . . . . . .       5,382,232         9,011,475
Other liabilities. . . . . . . . . . . . .    (133,593,433)     (117,678,723)
Maximum obligation under the
 indemnification agreement . . . . . . . .     (14,285,000)      (25,000,000)
Venture partners' deficit. . . . . . . . .     111,508,477       105,054,897
                                              ------------      ------------
   Partnership's capital (deficit) . . . .    $(30,988,881)      (28,609,339)
                                              ============      ============
Represented by:
 Invested capital. . . . . . . . . . . . .    $ 54,596,097        54,596,097
 Cumulative net losses . . . . . . . . . .     (74,999,604)      (73,831,687)
 Cumulative cash
    distributions. . . . . . . . . . . . .     (10,585,374)       (9,373,749)
                                              ------------      ------------
                                              $(30,988,881)      (28,609,339)
                                              ============      ============
Total income . . . . . . . . . . . . . . .    $    532,211           537,008
                                              ============      ============
Reduction in maximum obligation
  under the indemnification agreement. . .    $ 10,715,000             --
                                              ============      ============
Expenses . . . . . . . . . . . . . . . . .    $ 15,918,879        14,034,126
                                              ============      ============
Net income (loss). . . . . . . . . . . . .    $ (4,671,668)      (13,497,118)
                                              ============      ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. Due to the 1999 Restructuring, the maximum obligation under the indemnification agreement has been reduced to $14,285,000. The Partnership's capital (deficit) in JMB/NYC differs from its share of the maximum unfunded obligation as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring and reorganization in 1996.

     The total income, expenses and net income (loss) for JMB/NYC for the year ended December 31, 1997 were $537,008, $12,355,510 and ($11,818,502), respectively.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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








                                               KPMG LLP


Chicago, Illinois
March 24, 2000

                   JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS
                                    ------

                                                1999                1998
                                            ------------       ------------
Current assets:
  Cash . . . . . . . . . . . . . . .        $        643              3,012
                                            ------------       ------------
          Total current assets . . .                 643              3,012
                                            ------------       ------------
Escrow deposits. . . . . . . . . . .           5,382,232          9,011,475
                                            ------------       ------------
                                            $  5,382,875          9,014,487
                                            ============       ============


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Other liabilities. . . . . . . . .        $      1,800              --
                                            ------------       ------------

  Maximum obligation under
    the indemnification
    agreement. . . . . . . . . . . .          14,285,000         25,000,000
  Distribution in excess of
    recorded investment. . . . . . .             445,504              --
  Notes payable and accrued
    interest . . . . . . . . . . . .         133,147,929        117,678,723
                                            ------------       ------------

Commitments and contingencies

          Total liabilities. . . . .         147,880,233        142,678,723

Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions. . . . . .          54,596,097         54,596,097
    Cumulative net losses. . . . . .         (74,999,604)       (73,831,687)
    Cumulative cash distributions. .         (10,585,374)        (9,373,749)
                                            ------------       ------------
                                             (30,988,881)       (28,609,339)
                                            ------------       ------------
  Venture partners:
    Capital contributions. . . . . .         606,073,597        606,073,597
    Cumulative net losses. . . . . .        (632,747,495)      (629,243,744)
    Cumulative cash distributions. .         (84,834,579)       (81,884,750)
                                            ------------       ------------
                                            (111,508,477)      (105,054,897)
                                            ------------       ------------
          Total partners' capital
            accounts (deficits). . .        (142,497,358)      (133,664,236)
                                            ------------       ------------
                                            $  5,382,875          9,014,487
                                            ============       ============





                See accompanying notes to financial statements.

                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
Income:
 Interest income . . . . . . . . . . . . . . . . . . . .     $    532,211           537,008            537,008
                                                             ------------       -----------        -----------
                                                                  532,211           537,008            537,008
                                                             ------------       -----------        -----------
Expenses:
 Interest expense. . . . . . . . . . . . . . . . . . . .       15,912,644        14,017,219         12,347,570
 General and administrative. . . . . . . . . . . . . . .            6,235            16,907              7,940
                                                             ------------       -----------        -----------
                                                               15,918,879        14,034,126         12,355,510
                                                             ------------       -----------        -----------
                                                              (15,386,668)      (13,497,118)       (11,818,502)
Reduction in maximum obligation under the
  indemnification agreement. . . . . . . . . . . . . . .       10,715,000             --                 --
                                                             ------------       -----------        -----------

          Net earnings (loss). . . . . . . . . . . . . .     $ (4,671,668)      (13,497,118)       (11,818,502)
                                                             ============       ===========        ===========


















                                    See accompanying notes to financial statements.

                   JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997





                                         JMB/MANHATTAN            VENTURE
                                        ASSOCIATES, LTD.         PARTNERS
                                        ----------------       ------------

Balance (deficits) at
 December 31, 1996 . . . . . . . . .       $(22,280,434)       (86,068,182)

Net earnings (loss). . . . . . . . .         (2,954,626)        (8,863,876)
                                           ------------       ------------

Balance (deficits) at
 December 31, 1997 . . . . . . . . .        (25,235,060)       (94,932,058)

Net earnings (loss). . . . . . . . .         (3,374,279)       (10,122,839)
                                           ------------       ------------

Balance (deficits) at
 December 31, 1998 . . . . . . . . .        (28,609,339)      (105,054,897)

Distributions. . . . . . . . . . . .         (1,211,625)        (2,949,829)
Net earnings (loss). . . . . . . . .         (1,167,917)        (3,503,751)
                                           ------------       ------------

Balance (deficits) at
 December 31, 1999 . . . . . . . . .       $(30,988,881)      (111,508,477)
                                           ============       ============
































                See accompanying notes to financial statements.

                                       JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                               STATEMENTS OF CASH FLOWS

                                      YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . . .     $ (4,671,668)      (13,497,118)       (11,818,502)
 Reduction in maximum obligation . . . . . . . . . . . .      (10,715,000)            --                 --
 Items not requiring (providing) cash:
  Changes in:
   Escrow deposits . . . . . . . . . . . . . . . . . . .         (522,080)         (537,008)          (537,008)
   Accrued interest. . . . . . . . . . . . . . . . . . .       15,469,206        14,017,219         12,347,570
   Amounts due from affiliates - accrued interest. . . .          (10,131)            --                 --
   Other liabilities . . . . . . . . . . . . . . . . . .            1,800             --                 --
                                                             ------------      ------------       ------------
        Net cash (used in) provided by
          operating activities . . . . . . . . . . . . .         (447,873)          (16,907)            (7,940)
                                                             ------------      ------------       ------------
Cash flows from investing activities:
  Amounts refunded from escrow . . . . . . . . . . . . .        4,151,323             --                 --
                                                             ------------      ------------       ------------
        Net cash provided by (used in)
          investing activities . . . . . . . . . . . . .        4,151,323             --                 --
                                                             ------------      ------------       ------------
Cash flows from financing activities:
  Refinancing proceeds . . . . . . . . . . . . . . . . .          445,504             --                 --
  Distributions to partners. . . . . . . . . . . . . . .       (4,151,323)            --                 --
                                                             ------------      ------------       ------------
         Net cash provided by (used in)
           financing activities. . . . . . . . . . . . .       (3,705,819)            --                 --
                                                             ------------      ------------       ------------
         Net increase (decrease) in cash . . . . . . . .           (2,369)          (16,907)            (7,940)
         Cash, beginning of year . . . . . . . . . . . .            3,012            19,919             27,859
                                                             ------------      ------------       ------------
         Cash, end of year . . . . . . . . . . . . . . .     $        643             3,012             19,919
                                                             ============      ============       ============
Supplemental disclosure of cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . . .     $    443,438             --                 --
                                                             ============       ===========       ============
   Non-cash investing and financing activities . . . . .     $      --                --                 --
                                                             ============       ===========       ============


                                    See accompanying notes to financial statements.

                   JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998 AND 1997


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

     Prior to the restructuring discussed below, JMB/NYC held an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in partnerships owning commercial real estate (237 Park Avenue and 1290 Avenue of the Americas, collectively, the "Properties") in the City of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier Partnership"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Prior to October 10, 1996 ("Effective Date"), JMB/NYC utilized the equity method of accounting for such investments. The controlling interests in the Properties was owned by a real estate investment trust ("REIT"). In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC that is owned by Upper Tier Partnership was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. During 1996, JMB/NYC reversed those previously recognized losses resulting from its interest in the Properties that it is no longer obligated to fund due to the conversion of its general partnership interests in the joint ventures which owned the Properties to a limited partnership interests and the terms of the restructuring. As a limited partner, JMB/NYC has no future funding obligations and has no influence or control over the day-to-day affairs of the partnerships which own the Properties subsequent to the Effective Date. Accordingly, JMB/NYC has discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the Properties will not be recognized. Should JMB/NYC subsequently be allocated income through its investment in Upper Tier Partnership, JMB/NYC will resume applying the equity method only after such income exceeds net losses not previously recognized. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

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

ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which JMB/Manhattan Associates, Ltd.'s share was approximately $1.9 million) to JMB/NYC which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring in 1999, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral was released to JMB/NYC. Compliance with the provisions of the indemnification agreement is within the control of the Affiliated Partners and non-compliance with such provisions by either JMB/Manhattan Associates, Ltd. or the other Affiliated Partners is highly unlikely. Therefore, the Affiliated Partners' expect that their remaining collateral will be returned to them (including interest earned) at the termination of the indemnification agreement. The maximum obligation under the indemnification agreement of $14,285,000 and $25,000,000 is reflected as a liability in the accompanying financial statements at December 31, 1999 and 1998, respectively.

NOTES PAYABLE

     Notes payable consist of the following at December 31, 1999 and 1998.

                                                 1999               1998
                                             -----------       ------------
Promissory notes payable, bearing
 interest at 12.75% per annum;
 cross-collaterally secured by
 JMB/NYC's indirect interest in
 the Properties; monthly
 payments of accrued interest,
 based upon the level of distri-
 butions to JMB/NYC, thereafter
 until maturity; principal and
 accrued interest due January 2,
 2001.  Accrued deferred interest
 of $99,875,337 and $84,406,131
 is outstanding at December 31,
 1999 and 1998, respectively . . . .        $133,147,929        117,678,723
                                            ------------        -----------
     Less current portion
       of notes payable. . . . . . .               --                 --
                                            ------------        -----------
        Long-term notes payable. . .        $133,147,929        117,678,723
                                            ============        ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during 1999 and 1998.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation, the outstanding shares of stock of which are owned, indirectly, by Northbrook Corporation, a Delaware corporation, and JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of Northbrook Corporation are owned by JMB and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. The limited partners of BPA Associates, L.P. are generally JMB, current or former officers and directors of JMB and their affiliates. The other Associate General Partner of the Partnership is APB Associates, L.P., an Illinois limited partnership, that has BPA Associates, L.P. as general partner and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated as limited partner.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership by affiliates of the General Partners, including insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership or its investment properties under certain circumstances, including for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell (or consent to the sale of) an investment property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The directors and the executive officers of the Corporate General Partner are as follows:

NAME                        OFFICE
----                        ------

Judd D. Malkin              Chairman
Neil G. Bluhm               President and Director
Stuart C. Nathan            Vice President and Director
Gary Nickele                Vice President, General Counsel and Director
H. Rigel Barber             Vice President
Gailen J. Hull              Vice President

     There is no family relationship among any of the foregoing officers or directors. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 8, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 8, 2000. All of the forgoing officers have served in the capacities indicated since the date of incorporation of the Corporate General Partner on December 27, 1984, except that Judd D. Malkin and Gary Nickele became Directors on August 8, 1995, and Mr. Malkin ceased being a Director on August 12, 1997, Neil G. Bluhm was Vice President (rather than President) from October 14, 1993, until August 8, 1995, and became a Director on August 12, 1997, Stuart C. Nathan was President (rather than Vice President) from October 14, 1993, until August 8, 1995, and has been a Director for approximately the past seven years. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing directors and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), and JMB Income Properties, Ltd.-XI, ("JMB Income-XI"). JMB is also the sole general partner of the associate general partners of most of the foregoing partnerships.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such officers and directors are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-XI and Carlyle Income Plus-II. Certain of such officers and directors are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 62) is Chairman of the Board and a director of JMB and its Chief Financial Officer and an officer and/or director of various JMB affiliates. Mr. Malkin is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC and an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is President and a director of JMB and an officer and/or director of various JMB affiliates. Mr. Bluhm is Executive Vice President of Carlyle Managers, Inc. and an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 58) is Executive Vice President and a director of JMB and an officer and/or director of various JMB affiliates.
Mr. Nathan is the director and President of Carlyle Managers, Inc. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates.
Mr. Nickele is Vice President and General Counsel of Carlyle Managers, Inc.

He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 51) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber is Vice President of Carlyle Managers, Inc. He has been associated with JMB since March, 1982. Mr. Barber holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In 1999, the General Partners received no distributions from the Partnership. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions ($300,000 at December 31, 1999, 1998 and 1997) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 1999, $456,542 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for tax purposes aggregating $58,819 in 1999. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts upon termination of the Partnership.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Parnter of the Parntership, as described in the Notes, which may involve conflicts of interest for the General Parnters or their affiliates. The relationship of the Corporate General Parnter (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc, an affiliate of the General Parnters, earned and received an insurance brokerage commission in 1999 of $202 in connection with the provision of insurance coverage for the Parntership. Such commission is at a rate set by insurance companies for the class of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $16,633 for 1999 and $17,220 for 1998, $582 of which was unpaid at December 31, 1999.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying 1999 balance sheet.

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholdings of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

     JMB advanced $290,187 to the Partnership during 1999 pursuant to the terms of a promissory note payable to JMB with a maximum principal sum of $2 million and an extended maturity date of June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB. As of December 31, 1999, the loan bore interest of 5.35% per annum. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The outstanding balance of the note, including accrued interest, was $208,649 at December 31, 1999. The Partnership's sole source of capital to pay continuing operations is advances from JMB.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its directors and executive officers) to its affiliates is also set forth above in Item 10.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its executive officers and directors and the Associate General Partners beneficially own the following Interests of the Partnership.

                                NAME OF                           AMOUNT AND NATURE
                                BENEFICIAL                        OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                             OWNERSHIP                   OF CLASS
--------------                  ----------                        -----------------           --------
Limited Partnership
Interests                       Neil G. Bluhm                     19 Interests (1)            1.9%
                                                                  indirectly

Limited Partnership
Interests                       Corporate General                 19 Interests (1)            1.9%
                                Partner, its executive            indirectly
                                officers and directors
                                and the Associate General
                                Partners as a group


     (1)  Includes 19 Interests owned by an investment partnership of which Messrs. Neil Bluhm and Judd Malkin are the managing general partners and have shared voting and investment power with respect to the Interests so owned.

     No executive officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

                 4-A.      Note Extension and Modification Agreement as of
June 30, 1999 by and between JMB/Manhattan Associates, Ltd. and JMB Realty Corporation is hereby incorporated herein by reference to the Partnership's Report for June 30, 1999 on Form 10-Q (File NO. 0-14547) dated August 13, 1999.

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

                 10-L.     Consent of Director of Carlyle-XIV Managers,
Inc. (known as Carlyle Managers, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                 10-M.     Consent of Director of Carlyle-XIII, Managers,
Inc. (known as Carlyle Investors, Inc.) dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                 10-N. Allonge to demand note between JMB/Manhattan Associates, L.P. and Carlyle Managers, Inc. dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                 10-O. Allonge to demand note between JMB/Manhattan Associates, L.P. and Carlyle Investors, Inc., dated October 31, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

                 10-P.     $2,000,000 promissory note between JMB/Manhattan
Associates, Ltd. and JMB Realty Corporation dated October 7, 1996 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-14547) dated March 21, 1997.

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

                 10-T.     Restructuring Agreement related to 237/1290
Upper Tier Associates, L.P. dated October 27, 1999 is filed herewith.

                 10-U.     Contribution Agreement between 237/120 Upper
Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is filed herewith.

                 10-V.     Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is filed herewith.

                 10-W.     Third Amended and Restated Partnership Agreement
of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp. Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is filed herewith.

                 10-X.     Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P. Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is filed herewith.

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

No annual report for the year 1999 or proxy material has been sent to the Holders of Interests. An annual report will be sent to the Holders of Interests subsequent to this filing.

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

                  JMB/MANHATTAN ASSOCIATES, LTD.

                  By:      JMB/Manhattan Investors, Inc.
                           Corporate General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Vice President
                  Date:    March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB/Manhattan Investors, Inc.
                           Corporate General Partner


                           STUART C. NATHAN
                  By:      Stuart C. Nathan, President and Director
                           Principal Executive Officer
                  Date:    March 24, 2000


                           JUDD D. MALKIN
                  By:      Judd D. Malkin
                           Principal Financial Officer
                  Date:    March 24, 2000


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Vice President
                           Principal Accounting Officer
                  Date:    March 24, 2000


                           GARY NICKELE
                  By:      Gary Nickele, Vice President and Director
                  Date:    March 24, 2000

                        JMB/MANHATTAN ASSOCIATES, LTD.

                                 EXHIBIT INDEX

                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----

  3.        Amended and Restated Agreement
            of Limited Partnership                            Yes

 4-A.       Note Extension and Modification
            Agreement between JMB/Manhattan
            Associates, Ltd. and JMB Realty
            Corporation                                       Yes

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

                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----

10-L.       Consent of Director of
            Carlyle-XIV Managers, Inc. (known
            as Carlyle Managers, Inc.) dated
            October 31, 1996                                  Yes

10-M.       Consent of Director of
            Carlyle-XIII Managers, Inc. (known
            as Carlyle Investors, Inc.) dated
            October 31, 1996                                  Yes

10-N.       Allonge to demand note between
            JMB/Manhattan Associates, L.P.
            and Carlyle Managers, Inc. dated
            October 31, 1996                                  Yes

10-O.       Allonge to demand note between
            JMB/Manhattan Associates, L.P.
            and Carlyle Investors, Inc.
            dated October 31, 1996                            Yes

10-P.       $2,000,000 promissory note between
            JMB/Manhattan Associates, Ltd.
            and JMB Realty Corporation dated
            October 7, 1996                                   Yes

10-Q.       Indemnification agreement between
            Property Partners, L.P., Carlyle-XIII
            Associates, L.P., and Carlyle-XIV
            Associates, L.P. dated as of
            October 10, 1996                                  Yes

10-R.       Agreement of Limited Partnership of
            237/1290 Lower Tier Associates, L.P.
            dated as of October 10, 1996                      Yes

10-S.       Amended and Restated Limited Part-
            nership of 237/1290 Upper Tier
            Associates, L.P. dated as of
            October 10, 1996                                  Yes

10-T.       Restructuring Agreement related to
            237/1290 Upper Tier Associates, L.P.
            dated October 27, 1999                            No

10-U.       Contribution Agreement between
            237/120 Upper Tier Associates, L.P.
            and Oak Hill Strategic Partners, L.P.             No

10-V.       Amendment and Release Agreement by
            and among Metropolis Realty Trust, Inc.
            Property Partners, L.P., Carlyle
            Associates-XIII Associates, L.P. and
            Carlyle-XIV Associates, L.P.                      No

10-W.       Third Amended and Restated Partnership
            Agreement of 237/1290 Upper Tier
            Associates, L.P. by and between
            237/1290 Upper Tier GP Corp. Carlyle
            Managers, Inc., a JMB/NYC Office
            Building Associates, L.P. dated
            November 19, 1999                                 No

                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----
10-X.       Intercreditor Agreement among
            Michigan Avenue L.L.C., Carlyle-XIII
            Associates, L.P. Carlyle-XIV Associates,
            L.P. and Property Partners, L.P.
            dated November 19, 1999                           No

21.         List of Subsidiaries                              No

27.         Financial Data Schedule                           No