Form 10-Q
period 2000-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 2000-05-15
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                     Commission file #0-14547



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

                                BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .      $     1,348            18,146
                                              -----------       -----------
                                              $     1,348            18,146
                                              ===========       ===========

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .      $    31,601             3,302
  Amounts due to affiliates. . . . . . .          768,279           752,148
                                              -----------     -------------
          Total current liabilities. . .          799,880           755,450

Note payable to an affiliate . . . . . .          211,658           208,649

Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement. . . . . . . . . . . . . . .        2,203,575         2,225,942
Distributions received in
  excess of recorded investment. . . . .          661,228           661,228
                                              -----------     -------------
          Total liabilities. . . . . . .        3,876,341         3,851,269

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,500             1,500
    Cumulative net earnings (losses) . .       (1,291,847)       (1,290,172)
    Cumulative cash distributions. . . .         (737,500)         (737,500)
                                             ------------     -------------
                                               (2,027,847)       (2,026,172)
                                             ------------     -------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .       57,042,489        57,042,489
    Cumulative net earnings (losses) . .      (40,889,635)      (40,849,440)
    Cumulative cash distributions. . . .      (18,000,000)      (18,000,000)
                                             ------------     -------------
                                               (1,847,146)       (1,806,951)
                                             ------------     -------------
          Total partners' capital
            accounts (deficits). . . . .       (3,874,993)       (3,833,123)
                                             ------------     -------------
                                             $      1,348            18,146
                                             ============     =============



                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------

Income . . . . . . . . . . . . . . . . .     $     --               --
                                             -----------       ----------

Expenses:
  Interest . . . . . . . . . . . . . . .          21,922           37,330
  Professional services. . . . . . . . .          14,300           15,406
  General and administrative . . . . . .          28,015           34,070
                                             -----------       ----------
                                                  64,237           86,806
                                             -----------       ----------

                                                 (64,237)         (86,806)

Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . . .          22,367           33,563
                                             -----------       ----------

        Net earnings (loss). . . . . . .     $   (41,870)         (53,243)
                                             ===========       ==========

        Net earnings (loss) per
          limited partnership
          interest . . . . . . . . . . .     $       (40)             (51)
                                             ===========       ==========

        Cash distribution per
          per limited partnership
          interest . . . . . . . . . . .     $     --               --
                                             ===========       ==========
























                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                 2000             1999
                                             -----------      -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . .     $   (41,870)         (53,243)
  Items not requiring (providing)
   cash or cash equivalents:
    Partnership's share of the
      reduction of the maximum
      unfunded obligation under the
      indemnification agreement. . . . .         (22,367)         (33,563)
  Changes in:
    Accounts payable . . . . . . . . . .          28,299           32,051
    Amounts due to affiliates. . . . . .          (2,782)           --
    Amounts due to affiliates
      - accrued interest . . . . . . . .          18,913           24,332
    Note payable to an affiliate
      - accrued interest . . . . . . . .           3,009           10,998
                                             -----------      -----------
          Net cash provided by
            (used in) operating
            activities . . . . . . . . .         (16,798)         (19,425)

Cash flows from investing
 activities:

          Net cash provided by
            (used in) investing
            activities . . . . . . . . .           --               --
                                             -----------      -----------
Cash flows from financing activities:
  Amounts received from affiliates . . .           --              20,000
                                             -----------      -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . . .           --              20,000
                                             -----------      -----------
          Net increase (decrease)
            in cash. . . . . . . . . . .         (16,798)             575
          Cash, beginning of year. . . .          18,146            4,894
                                             -----------      -----------
          Cash, end of period. . . . . .     $     1,348            5,469
                                             ===========      ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . .     $     --               2,000
                                             ===========      ===========










                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report on Form 10-K (File No. 0-14547) dated March 24, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1999 Annual Report on Form 10-K.

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

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

JMB/NYC

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy.

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $137,452,000, at March 31, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     During 1996, as a result of the adoption of the Plan, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned the Properties and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring) and has no influence or control over the day-to-day affairs of the joint ventures or partnership which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

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

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park

LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that they do not intend to sell the 1290 Avenues of America's property prior to March 2001 and that they do intend to purchase JMB/NYC's indirect interest in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2000, was approximately $137,452,000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners then repaid the advance of approximately $105,000 made by the Partnership.

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

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that JMB/NYC will make any significant distributions to the Partnership.

     The level of any future Partnership distributable cash is dependent upon the amount of advances made by JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which was 5.8% per annum at March 31, 2000. The Partnership's ability to pay for operations and continue as a going concern is dependent upon advances from JMB, which must be repaid before any distributions are made. While the Partnership is not expected to terminate in the near term, it currently appears unlikely that any significant distributions will be made by the Partnership at any time.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 2000, $475,455 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $3,970 and $5,000 for the three months ended March 31, 2000 and 1999, respectively, of which $3,030 was unpaid at March 31, 2000.

     The Partnership had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In 1999, these obligations including all unpaid accrued interest aggregating approximately $670,000 were retired. Such amounts are recorded as distributions received in excess of recorded investment in the accompanying balance sheets.

     JMB made no advances to the Partnership during the first three months of 2000. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which was 5.8% per annum at March 31, 2000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $211,658 and $208,649 as of March 31, 2000 and December 31, 1999, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During the three months ended March 31, 2000, JMB made no advances to the Partnership.

Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $211,658 at March 31, 2000. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period

January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that they do not intend to sell the 1290 Avenues of America's property prior to March 2001 and that they do intend to purchase JMB/NYC's indirect interest in March 2001.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2000, was approximately $137,452,000.

     In December 1999, the Partnership and the other Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners then repaid the advance of approximately $105,000 made by the Partnership.

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

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC and the significant preference levels to other partners within the 1290 Partnership, it is unlikely that JMB/NYC will make any significant distributions to the Partnership.

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

RESULTS OF OPERATIONS

     The increase in accounts payable as of March 31, 2000 compared to December 31, 1999 is primarily due to timing of payments for certain of the Partnership's professional services and general and administrative costs.

     The decrease in interest expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to the Partnership's payment, in December 1999, of $1,105,187, which reduced the principal and deferred interest of the note payable to an affiliate and therefore reduced to amount of interest accrued on such note in the first quarter of 2000. Additionally, the decrease in interest expense is due to the 1999 retirement of approximately $671,000 of obligations to fund additional paid-in capital to Carlyle Investors, Inc. and Carlyle Managers, Inc. Reference is made to the Notes for further discussion of retirement of these obligations.

     The decrease in general and administrative for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to a decrease in certain expenses related to the administration of the Partnership.

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


                  JMB/MANHATTAN ASSOCIATES, LTD.

                  BY:   JMB/Manhattan Investors, Inc.
                        Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000