Form 10-Q
period 2000-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 2000-08-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                      Commission file #0-14547



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

                                BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                                JUNE 30,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .      $     7,738            18,146
                                              -----------       -----------
                                              $     7,738            18,146
                                              ===========       ===========

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . .      $       800             3,302
  Amounts due to affiliates. . . . . . .          786,010           752,148
                                              -----------     -------------
          Total current liabilities. . .          786,810           755,450

Note payable to an affiliate . . . . . .          285,399           208,649

Partnership's share of the
  maximum unfunded obligation
  under the indemnification
  agreement. . . . . . . . . . . . . . .        2,181,208         2,225,942
Distributions received in
  excess of recorded investment. . . . .          661,228           661,228
                                              -----------     -------------
          Total liabilities. . . . . . .        3,914,645         3,851,269

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,500             1,500
    Cumulative net earnings (losses) . .       (1,293,123)       (1,290,172)
    Cumulative cash distributions. . . .         (737,500)         (737,500)
                                             ------------     -------------
                                               (2,029,123)       (2,026,172)
                                             ------------     -------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .       57,042,489        57,042,489
    Cumulative net earnings (losses) . .      (40,920,273)      (40,849,440)
    Cumulative cash distributions. . . .      (18,000,000)      (18,000,000)
                                             ------------     -------------
                                               (1,877,784)       (1,806,951)
                                             ------------     -------------
          Total partners' capital
            accounts (deficits). . . . .       (3,906,907)       (3,833,123)
                                             ------------     -------------
                                             $      7,738            18,146
                                             ============     =============



                See accompanying notes to financial statements.

                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Income . . . . . . . . . . . . . . . . . . . . . . .     $     --             --              --             --
                                                         -----------     ----------      ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . .          22,655         36,847          44,577         74,177
  Professional services. . . . . . . . . . . . . . .          15,575         15,594          29,875         31,000
  General and administrative . . . . . . . . . . . .          16,051         10,462          44,066         44,532
                                                         -----------     ----------      ----------     ----------
                                                              54,281         62,903         118,518        149,709
                                                         -----------     ----------      ----------     ----------

                                                             (54,281)       (62,903)       (118,518)      (149,709)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . . . . . . . . .          22,367         33,563          44,734         67,126
                                                         -----------     ----------      ----------     ----------

        Net earnings (loss). . . . . . . . . . . . .     $   (31,914)       (29,340)        (73,784)       (82,583)
                                                         ===========     ==========      ==========     ==========

        Net earnings (loss) per
          limited partnership
          interest . . . . . . . . . . . . . . . . .     $       (31)           (28)            (71)           (79)
                                                         ===========     ==========      ==========     ==========

        Cash distribution per
          per limited partnership
          interest . . . . . . . . . . . . . . . . .     $     --             --              --             --
                                                         ===========     ==========      ==========     ==========

                                    See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)



                                                     2000           1999
                                                  ----------     ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .    $  (73,784)       (82,583)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under the indemnification agreement. . .       (44,734)       (67,126)
  Changes in:
    Accounts payable . . . . . . . . . . . . .        (2,502)       (24,758)
    Amounts due to affiliates. . . . . . . . .        (3,965)         --
    Amounts due to affiliates -
      accrued interest . . . . . . . . . . . .        37,827         49,291
    Note payable to an affiliate -
      accrued interest . . . . . . . . . . . .         6,750         22,886
                                                  ----------     ----------
          Net cash provided by (used in)
            operating activities . . . . . . .       (80,408)      (102,290)

Cash flows from investing activities:
          Net cash provided by (used in)
            investing activities . . . . . . .         --             --
                                                  ----------     ----------

Cash flows from financing activities:
  Amounts received from affiliates . . . . . .        70,000        105,000
                                                  ----------     ----------
          Net cash provided by (used in)
            financing activities . . . . . . .        70,000        105,000
                                                  ----------     ----------
          Net increase (decrease) in cash. . .       (10,408)         2,710
          Cash, beginning of year. . . . . . .        18,146          4,894
                                                  ----------     ----------
          Cash, end of period. . . . . . . . .    $    7,738          7,604
                                                  ==========     ==========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . . .    $    --             2,000
                                                  ==========     ==========

  Non-cash investing and financing
   activities:
    Net distributions in excess of
      recorded investment. . . . . . . . . . .    $    --           247,068
                                                  ==========     ==========










                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

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

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $141,865,000, at June 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14.3 million and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The provisions of the indemnification agreement (as amended in connection with the Restructuring discussed below) generally prohibit the Affiliated Partners from taking actions that could have an adverse effect on the exercise of the purchase rights by the REIT affiliate discussed below or on a sale or certain other transactions involving a direct or indirect interest in 1290 Avenue of the Americas unless such transaction requires JMB/NYC's consent. Compliance, therefore, is within the control of the Affiliated Partners and non-compliance with such provisions by either the Partnership or the other Affiliated Partners is highly unlikely.

Therefore, the Partnership expects its share of the remaining collateral to be returned (including interest earned) after the termination of the indemnification agreement.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park

LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners repaid the advances of approximately $425,000 made by the Affiliated Partners (of which the Partnership advanced $105,000) in December 1999.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners. The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations. Upon return of such funds, any remaining advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid.

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, the significant preference levels to other partners within the 1290 Partnership and the purchase rights with respect to JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, it is unlikely that JMB/NYC will make any significant distributions to the Partnership.

     The amount of any future Partnership distributable cash is dependent upon the amount of advances made by JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which was 6.43% per annum at June 30, 2000. The Partnership's ability to pay for operations and continue as a going concern is dependent upon advances from JMB, which must be repaid before any distributions are made. It is unlikely that any significant distributions will be made by the Partnership at any time.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 2000, $494,369 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $7,595 and $9,407 for the six months ended June 30, 2000 and 1999, respectively, of which $1,847 was unpaid at June 30, 2000.

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

     JMB advanced the Partnership $70,000 during the first six months of 2000. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which was 6.43% per annum at June 30, 2000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $285,399 and $208,649 as of June 30, 2000 and December 31, 1999, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During the six months ended June 30, 2000, JMB advanced the Partnership $70,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $285,399 at June 30, 2000. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

     In November 1999, a transaction (the "Restructuring") closed pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period

January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of America's property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2000, was approximately $141,865,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners repaid the advances of approximately $425,000 made by the Affiliated Partners (of which the Partnership's share was approximately $105,000) in December 1999.

     In connection with the Restructuring, approximately $4,460,000 in face amount at maturity of U.S. Treasury securities held as collateral for the indemnification obligations of the Affiliated Partners was released from escrow and returned to the Affiliated Partners (of which approximately $1,027,000 was distributed to the Partnership). The remaining face amount of the securities will be held as collateral for the indemnification obligations for the Affiliated Partners relating to 1290 Avenue of the Americas generally until 90 days after the earlier of the sale of 1290 Avenue of the Americas and the sale of JMB/NYC's indirect interest in the 1290 Partnership. The Partnership expects its share of the remaining collateral, including interest earned thereon, to be returned after the termination of the indemnification obligations. Upon return of such funds, any remaining advances made by JMB (including accrued and deferred interest) and other amounts due JMB will be repaid. Only after establishing an appropriate working capital reserve would the remainder of such funds, if any, be available for distribution to the partners of the Partnership. The level of distributable cash is dependent upon the amount of advances made by JMB.

     Due to, among other things, the level of indebtedness on 1290 Avenue of the Americas, the Purchase Note payable by JMB/NYC, the significant preference levels to other partners within the 1290 Partnership and the purchase rights with respect to JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, it is unlikely that JMB/NYC will make any significant distributions to the Partnership.

     The amount of any future Partnership distributable cash is dependent upon the amount of advances made by JMB, which must be repaid before distributions are made to the General Partners and Holders of Interests.
It is unlikely that any significant distributions will be made by the Partnership at any time. However, in the event of a sale or other disposition of the Properties, or of JMB/NYC's interests in the 1290 Partnership and the 237 Partnership, the Holders of Interests will be allocated substantial net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital accounts for tax purposes) even though the Partnership would not be able to make any significant amounts of distributions. For certain Holders of Interests, such gain may be largely offset by suspended passive activity losses, if any. Each Holder's tax liability will depend on such Holder's own tax situation.

RESULTS OF OPERATIONS

     The decrease in accounts payable as of June 30, 2000 compared to December 31, 1999 is primarily due to timing of payments for certain of the Partnership's general and administrative costs.

     The decrease in interest expense for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to the Partnership's payment, in December 1999, of $1,105,187, which reduced the principal and deferred interest of the note payable to an affiliate (i.e., JMB) and therefore reduced to amount of interest accrued on such note in 2000. Additionally, the decrease in interest expense is due to the 1999 retirement of approximately $671,000 of obligations to fund additional paid-in capital to Carlyle Investors, Inc. and Carlyle Managers, Inc. Reference is made to the Notes for further discussion of retirement of these obligations.

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


                  JMB/MANHATTAN ASSOCIATES, LTD.

                  BY:   JMB/Manhattan Investors, Inc.
                        Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  August 14, 2000