Form 10-Q
period 2000-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 2000-11-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                                 Commission file #0-14547



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

                                BALANCE SHEETS

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            -------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .      $     2,198            18,146
                                              -----------       -----------
                                              $     2,198            18,146
                                              ===========       ===========

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Note payable to an affiliate -
    current portion. . . . . . . . . . .      $   305,137             --
  Accounts payable . . . . . . . . . . .              973             3,302
  Amounts due to affiliates. . . . . . .          808,077           752,148
                                              -----------     -------------
          Total current liabilities. . .        1,114,187           755,450

Note payable to an affiliate . . . . . .            --              208,649

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . . .        2,158,841         2,225,942
Distributions received in excess
  of recorded investment . . . . . . . .          661,228           661,228
                                              -----------     -------------
          Total liabilities. . . . . . .        3,934,256         3,851,269

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,500             1,500
    Cumulative net earnings (losses) . .       (1,294,129)       (1,290,172)
    Cumulative cash distributions. . . .         (737,500)         (737,500)
                                             ------------     -------------
                                               (2,030,129)       (2,026,172)
                                             ------------     -------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .       57,042,489        57,042,489
    Cumulative net earnings (losses) . .      (40,944,418)      (40,849,440)
    Cumulative cash distributions. . . .      (18,000,000)      (18,000,000)
                                             ------------     -------------
                                               (1,901,929)       (1,806,951)
                                             ------------     -------------
          Total partners' capital
            accounts (deficits). . . . .       (3,932,058)       (3,833,123)
                                             ------------     -------------
                                             $      2,198            18,146
                                             ============     =============


                See accompanying notes to financial statements.

                                            JMB/MANHATTAN ASSOCIATES, LTD.
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

Income . . . . . . . . . . . . . . . . . . . . . . .     $     --             --              --             --
                                                         -----------     ----------      ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . .          23,652         36,714          68,229        110,891
  Professional services. . . . . . . . . . . . . . .           8,090         15,218          37,965         46,218
  General and administrative . . . . . . . . . . . .          15,776         18,668          59,842         63,200
                                                         -----------     ----------      ----------     ----------
                                                              47,518         70,600         166,036        220,309
                                                         -----------     ----------      ----------     ----------

                                                             (47,518)       (70,600)       (166,036)      (220,309)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under
  the indemnification agreement. . . . . . . . . . .          22,367         33,563          67,101        100,689
                                                         -----------     ----------      ----------     ----------

        Net earnings (loss). . . . . . . . . . . . .     $   (25,151)       (37,037)        (98,935)      (119,620)
                                                         ===========     ==========      ==========     ==========

        Net earnings (loss) per
          limited partnership
          interest . . . . . . . . . . . . . . . . .     $       (24)           (36)            (95)          (115)
                                                         ===========     ==========      ==========     ==========

        Cash distribution per
          per limited partnership
          interest . . . . . . . . . . . . . . . . .     $     --             --              --             --
                                                         ===========     ==========      ==========     ==========

                                    See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



                                                     2000           1999
                                                  ----------     ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .    $  (98,935)      (119,620)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under the indemnification agreement. . .       (67,101)      (100,689)
  Changes in:
    Accounts payable . . . . . . . . . . . . .        (2,329)       (11,008)
    Amounts due to affiliates. . . . . . . . .          (812)         3,000
    Amounts due to affiliates -
      accrued interest . . . . . . . . . . . .        56,741         71,121
    Note payable to an affiliate -
      accrued interest . . . . . . . . . . . .        11,488         37,769
                                                  ----------     ----------
          Net cash provided by (used in)
            operating activities . . . . . . .      (100,948)      (119,427)

Cash flows from investing activities:
          Net cash provided by (used in)
            investing activities . . . . . . .         --             --
                                                  ----------     ----------

Cash flows from financing activities:
  Amounts received from affiliates . . . . . .        85,000        185,000
                                                  ----------     ----------
          Net cash provided by (used in)
            financing activities . . . . . . .        85,000        185,000
                                                  ----------     ----------
          Net increase (decrease) in cash. . .       (15,948)        65,573
          Cash, beginning of year. . . . . . .        18,146          4,894
                                                  ----------     ----------
          Cash, end of period. . . . . . . . .    $    2,198         70,467
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

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

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

JMB/NYC had, under certain limited circumstances, through January 1, 2001 rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price"). In addition, the purchase money note (discussed below) made by JMB/NYC for its interests in the Properties, which had outstanding principal and accrued and deferred interest of approximately $146,435,000, at September 30, 2000, matures on January 2, 2001. If such REIT affiliate exercised such right to purchase, it was unlikely that such purchase would have resulted in any significant distributions to the partners of the Partnership.
Additionally, at any time, JMB/NYC had the right to require such REIT affiliate to purchase the interest of JMB/NYC in the Properties for the Formula Price.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which the Partnership's share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds have been invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14.3 million and a portion of the collateral was released to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT has the right to sell 1290 Avenue of the Americas or the REIT's interest in the 1290 Partnership or permit a sale of more than 51% of the stock in the REIT, during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC receives the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. Although the REIT is able to cause a sale of the entire property one year earlier than previously, which would result in the Partnership's (and the Holders of Interests') recognition of income for Federal income tax purposes from such a transaction, JMB/NYC would be entitled to receive a minimum specified amount (determined as described above) in connection with such sale. An affiliate of the REIT also has the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. In addition, JMB/NYC has the right, during the month of September of each calendar year commencing with 2001, to require an affiliate of the REIT to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (1) the 1290 Formula Price, and
(2) $1,000,000. The REIT has stated that it does not intend to sell the 1290 Avenues of Americas property prior to March 2001 and that it does intend to purchase JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

     A portion of the purchase price for JMB/NYC's indirect interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners repaid the advances of approximately $425,000 made by the Affiliated Partners (of which the Partnership advanced approximately $105,000) in December 1999.

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

     The amount of any future Partnership distributable cash is dependent upon the amount of advances made by JMB. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which was 6.23% per annum at September 30, 2000. The Partnership's ability to pay for operations and continue as a going concern is dependent upon advances from JMB, which must be repaid before any distributions are made. It is unlikely that any significant distributions will be made by the Partnership at any time.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of September 30, 2000, $513,282 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $11,393 and $12,915 for the nine months ended September 30, 2000 and 1999, respectively, of which $5,000 was unpaid at September 30, 2000.

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

     JMB advanced the Partnership $85,000 during the first nine months of 2000. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which was 6.23% per annum at September 30, 2000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $305,137 and $208,649 as of September 30, 2000 and December 31, 1999, respectively. The Partnership's sole source of capital to pay for continuing operations is advances from JMB.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations are loans from JMB, pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During the nine months ended September 30, 2000, JMB advanced the Partnership $85,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $305,137 at September 30, 2000. The Partnership's ability to fund operations and continue as a going concern is dependent upon additional advances pursuant to the promissory note.

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

     A portion of the purchase price for JMB/NYC's interest in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest through the Upper Tier Partnership in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. Prior to maturity, the Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest are due at maturity on January 2, 2001, and it is not expected that JMB/NYC will have funds to pay the Purchase Note at maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2000, was approximately $146,435,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partners repaid the advances of approximately $425,000 made by the Affiliated Partners (of which the Partnership advanced approximately $105,000) in December 1999.

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

RESULTS OF OPERATIONS

     The increase in note payable to an affiliate - current portion and the decrease in note payable to an affiliate as of September 30, 2000 compared to December 31, 1999 is due to the note payable to an affiliate (i.e., JMB), which is due on June 30, 2001, becoming classified as current as of July 1, 2000.

     The decrease in accounts payable as of September 30, 2000 compared to December 31, 1999 is primarily due to timing of payments for certain of the Partnership's general and administrative costs.

     The decrease in interest expense for the three and nine months ended September 30, 2000 as compared to the three and nine months ended
September 30, 1999 is primarily due to the Partnership's payment, in December 1999, of $1,105,187, which reduced the principal and deferred interest of the note payable to an affiliate (i.e., JMB) and therefore reduced the amount of interest accrued on such note in 2000. Additionally, the decrease in interest expense is due to the 1999 retirement of approximately $671,000 of obligations to fund additional paid-in capital to Carlyle Investors, Inc. and Carlyle Managers, Inc. Reference is made to the Notes for further discussion of retirement of these obligations.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC. The lower amounts of such reduction for the three and nine months ended September 30, 2000, compared to the same periods of 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

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


                  JMB/MANHATTAN ASSOCIATES, LTD.

                  BY:   JMB/Manhattan Investors, Inc.
                        Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  November 10, 2000