Form 10-K
period 2000-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 2001-04-02
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the fiscal year
ended December 31, 2000                Commission File Number 0-14547


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS


                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    5

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    5

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    6

Item 6.      Selected Financial Data . . . . . . . . . . . .    7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .    8

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . .   12

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   38


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   38

Item 11.     Executive Compensation. . . . . . . . . . . . .   41

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   43

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   44


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   44


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   48

                                  PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements of JMB/Manhattan Associates, Ltd. contained in this report. Capitalized items used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB/Manhattan Associates, Ltd. (the "Partnership"), is a limited partnership formed during 1984 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois for the purpose of acquiring and owning an approximate 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), an Illinois limited partnership consisting indirectly of the Partnership and two partnerships sponsored by an affiliate of the General Partners of the Partnership, Carlyle Real Estate Limited Partnership - XIII ("Carlyle-XIII"), an Illinois limited partnership, and Carlyle Real Estate Limited Partnership - XIV ("Carlyle-XIV"), an Illinois limited partnership (Carlyle-XIII and Carlyle-XIV together with the Partnership, the "Affiliated Partners"). JMB/NYC acquired interests in three office buildings and the underlying land (the "Buildings"), through various other joint ventures (each a "Joint Venture" and collectively, the "Three Joint Ventures"), in New York, New York. On April 30, 1985, the Partnership commenced a private offering of $62,700,000 of Limited Partnership Interests (the "Interests") pursuant to a Private Placement Memorandum (the "Private Placement Memorandum") in accordance with Rules 501-503 and 506 of Regulation D of the Securities Act of 1933. A total of 1,000 Interests were sold at $62,700 per Interest of which $14,053 per Interest was due upon admission, with the remaining purchase price paid in annual installments from 1986 through 1988, except for 41.5 Interests paid for entirely upon subscription. The offering closed on October 31, 1985. The holders of Interests (herein after "Holders" or "Holders of Interests") in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held. The Partnership has been engaged, indirectly through other entities, in owning and leasing the buildings located in New York, New York. Approximately $43,000,000 of the net proceeds of the private offering was contributed to JMB/NYC related to the acquisition of the interests in the Buildings and for working capital requirements.

     In October 1994, the Affiliated Partners, through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the Joint Ventures that owned the 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Buildings, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to the 2 Broadway Building was allocated in 1994 to the 237 Park Avenue and 1290 Avenue of the Americas Buildings.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnifica-tion (which has since been reduced to $14,285,000 as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund continuing operations are advances from JMB and the Partnership's shares of the proceeds from the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas and the refunded collateral amount from the escrow as discussed below.

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, during 1999 the maximum potential obligation was reduced to approximately $14,300,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in The 1290 Partnership (as discussed below), the remaining collateral was released to

JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income in the accompanying statements of operations is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC, and, in 1999, the agreed upon reduction of the maximum unfunded obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $350,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001, and JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     The amount of any future Partnership distributable cash is dependent upon the amount of advances made by JMB, the Partnership's share of proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership, and, if and when such a sale occurs, its indirect interest in the 237 Partnership and the Partnership's share of remaining funds previously held as collateral under the indemnification agreement. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which was 6.01% per annum at December 31, 2000.

     It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests, such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the Properties. Upon the Effective Date of the Plan, JMB/NYC's ownership interests in the Properties were converted to limited partnership interests. As a result of the restructuring that occurred in 1999, the Partnership owns through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas (prior to its sale in March of 2001) and (ii) an indirect interest in 237 Park and certain other investments.

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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1999 and 2000.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2000, there were 864 record holders of the 999 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests. The purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. Reference is made to the Notes for discussions of the provisions of the Partnership Agreement relating to cash distributions and the terms of the purchase money note. Future cash distributions by the Partnership are dependent upon the amount of advances made by JMB, which must be repaid before any distributions are made, the Partnership's share of proceeds from the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership and the return of the Partnership's share of the remaining funds held as collateral under the indemnification agreement. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

ITEM 6.  SELECTED FINANCIAL DATA
                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                             YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 2000           1999            1998           1997           1996
                             ------------     ----------     ----------     ----------    -----------
Total income . . . . . . .   $      --            20,757          --             --           120,331
                             ============     ==========     ==========     ==========    ===========
Earnings (loss) (includ-
  ing income from
  restructuring of
  $72,073,760 in 1996) . .   $   (120,255)     2,542,891       (161,877)      (206,892)    71,692,012
                             ------------     ----------     ----------     ----------    -----------
Net earnings (loss). . . .   $   (120,255)     2,542,891       (161,877)      (206,892)    71,692,012
                             ============     ==========     ==========     ==========    ===========

Net earnings (loss)
  per Interest (b) . . . .   $       (116)         2,444          (156)           (199)        68,824
                             ============     ==========     ==========     ==========    ===========

Total assets . . . . . . .   $     18,822         18,146          4,894            971          1,679
Cash distributions per
  Interest (b)(c). . . . .   $      --             --             --             --             --
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

     The Partnership's sole source of capital to fund continuing operations has been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001.
During the year ended December 31, 2000, JMB advanced the Partnership $125,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $350,110 at December 31, 2000. The Partnership expects to pay the outstanding principal and accrued interest of the note upon maturity. The Partnership's ability to fund operations is dependent upon additional advances pursuant to the promissory note and the Partnership's shares of the proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership (approximately $350,000 for the Partnership's share) and the refunded collateral amount from the escrow (approximately $1,425,000 for the Partnership) as discussed below.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $350,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partner then repaid the advance of approximately $105,000 made by the Partnership.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership, the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,425,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements.

     The amount of any future Partnership distributable cash is dependent upon the amount of advances made by JMB, which must be repaid before distributions are made to the General Partners and Holders of Interests, the Partnership's share of proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership and, if and when such sale occurs, a sale of its indirect interest in the 237 Partnership and the Partnership's share of remaining funds previously held as collateral under the indemnification agreement. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The increase in note payable to an affiliate - current portion and the decrease in note payable to an affiliate as of December 31, 2000 compared to December 31, 1999 is due to the note payable to an affiliate (i.e., JMB), which is due on June 30, 2001, becoming classified as current as of July 1, 2000. This amount includes additional loans in 2000 aggregating $125,000.

     The decrease in accounts payable as of December 31, 2000 compared to December 31, 1999 is primarily due to timing of payments for certain of the Partnership's general and administrative costs.

     The increase in amounts due to affiliates as of December 31, 2000 as compared to December 31, 1999 is primarily due to the accrual of interest during 2000. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $2,809,020 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the Restructuring and interest earned during 1999 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduces the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The lower amounts of such reduction for the years ended December 31, 2000 and 1998, compared to the year ended
December 31, 1999 are primarily due to the release of a portion of the funds held in escrow in connection with the Restructuring in 1999 and a corresponding reduction in the amount of interest earned on the lower escrow balance during 2000.

     Distributions received in excess of recorded investment is a result of the distribution by Carlyle Managers, Inc. and Carlyle Investors, Inc. of the notes related to the Partnership's obligations to fund on demand additional paid in capital to such corporations. These obligations were reduced and, subsequently, fully retired in October 1999.

      The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder of both such corporations) as a result of amounts distributed by JMB/NYC related to the escrow refund discussed above.

     The decrease in interest expense for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is primarily due to the Partnership's payment, in December 1999, of $1,105,187, which reduced the principal and deferred interest of the note payable to an affiliate (i.e., JMB) and therefore reduced the amount of interest accrued on such note in 2000. Additionally, the decrease in interest expense is due to the 1999 retirement of approximately $671,000 of obligations to fund additional paid-in capital to Carlyle Investors, Inc. and Carlyle Managers, Inc. Reference is made to the Notes for further discussion of retirement of these obligations.

     The decrease in professional services for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is primarily due to a general decrease in fees for accounting services in 2000.

     The decrease in general and administrative expenses for the year ended December 31, 2000 as compared to the years ended December 31, 1999 and 1998 is primarily due to a general decrease in fees for administrative and outsourced financial reporting services during 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                                   INDEX

Independent Auditors' Report
Balance Sheets, December 31, 2000 and 1999
Statements of Operations, years ended December 31,
  2000, 1999 and 1998
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 2000, 1999 and 1998
Statements of Cash Flows, years ended December 31,
  2000, 1999 and 1998


Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




                 JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                   INDEX

Independent Auditors' Report
Balance Sheets, December 31, 2000 and 1999
Statements of Operations, years ended December 31, 2000, 1999 and 1998 Statements of Partners' Capital Accounts (Deficits), years ended
  December 31, 2000, 1999 and 1998
Statements of Cash Flows, years ended December 31, 2000, 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.








                                        KPMG LLP


Chicago, Illinois
March 26, 2001

                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 2000 AND 1999

                                                      ASSETS
                                                      ------
                                                                                 2000               1999
                                                                             ------------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     18,822            18,146
                                                                             ------------       -----------
                                                                             $     18,822            18,146
                                                                             ============       ===========








                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                            BALANCE SHEETS - CONTINUED


                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                 2000               1999
                                                                             ------------       -----------

Current liabilities:
  Note payable to an affiliate - current portion . . . . . . . . . . . .     $    350,110             --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .              240             3,302
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . .          824,148           752,148
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .        1,174,498           755,450

Note payable to an affiliate - long-term . . . . . . . . . . . . . . . .            --              208,649

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement. . . . . . . . . . . . . . . . . .        2,136,474         2,225,942
Distributions received in excess of recorded investment. . . . . . . . .          661,228           661,228
                                                                             ------------       -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        3,972,200         3,851,269

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            1,500             1,500
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .       (1,294,982)       (1,290,172)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .         (737,500)         (737,500)
                                                                             ------------       -----------
                                                                               (2,030,982)       (2,026,172)
                                                                             ------------       -----------
  Limited partners:
      Capital contributions, net of offering costs . . . . . . . . . . .       57,042,489        57,042,489
      Cumulative net losses. . . . . . . . . . . . . . . . . . . . . . .      (40,964,885)      (40,849,440)
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (18,000,000)      (18,000,000)
                                                                             ------------       -----------
                                                                               (1,922,396)       (1,806,951)
                                                                             ------------       -----------
          Total partners' capital accounts (deficits). . . . . . . . . .       (3,953,378)       (3,833,123)
                                                                             ------------       -----------
                                                                             $     18,822            18,146
                                                                             ============       ===========

                                  See accompanying notes to financial statements.

                                          JMB/MANHATTAN ASSOCIATES, LTD.
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000             1999              1998
                                                           ------------     ------------      ------------
Income:
  Dividend income. . . . . . . . . . . . . . . . . . .     $      --              20,757             --
                                                           ------------     ------------      ------------
Expenses:
  Interest . . . . . . . . . . . . . . . . . . . . . .           92,116          139,900           148,006
  Professional services. . . . . . . . . . . . . . . .           43,865           61,625            60,500
  General and administrative . . . . . . . . . . . . .           73,742           85,361            87,623
                                                           ------------     ------------      ------------
                                                                209,723          286,886           296,129
                                                           ------------     ------------      ------------
                                                               (209,723)        (266,129)         (296,129)
Partnership's share of the reduction of
  the maximum unfunded obligation under the
  indemnification agreement. . . . . . . . . . . . . .           89,468        2,809,020           134,252
                                                           ------------     ------------      ------------
      Net earnings (loss). . . . . . . . . . . . . . .     $   (120,255)       2,542,891          (161,877)
                                                           ============     ============      ============
      Net earnings (loss) per limited
       partnership interest. . . . . . . . . . . . . .     $       (116)           2,444              (156)
                                                           ============     ============      ============
















                                  See accompanying notes to financial statements.

                                           JMB/MANHATTAN ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             GENERAL PARTNERS                                     LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                              NET        CASH                      NET OF       NET          CASH
                 CONTRI-    EARNINGS    DISTRIBU-                 OFFERING    EARNINGS      DISTRIBU-
                 BUTIONS     (LOSS)     TIONS          TOTAL       COSTS       (LOSS)       TIONS           TOTAL
                 -------   ----------  -----------  ----------- -----------  ----------     ----------   -----------
Balance
 (deficits)
 December 31,
 1997. . . . .   $1,500    (1,385,413)   (737,500)  (2,121,413) 57,042,489  (43,135,213)  (18,000,000)   (4,092,724)

Net earnings
 (loss). . . .     --          (6,475)      --          (6,475)      --        (155,402)        --         (155,402)
                 ------    ----------   ---------  ----------- -----------  -----------   -----------   -----------
Balance
 (deficits)
 December 31,
 1998. . . . .    1,500    (1,391,888)   (737,500)  (2,127,888) 57,042,489  (43,290,615)  (18,000,000)   (4,248,126)

Net earnings
 (loss). . . .     --         101,716       --         101,716       --       2,441,175         --        2,441,175
                 ------    ----------   ---------  ----------- -----------  -----------   -----------   -----------
Balance
 (deficits)
 December 31,
 1999. . . . .    1,500    (1,290,172)   (737,500)  (2,026,172) 57,042,489  (40,849,440)  (18,000,000)   (1,806,951)

Net earnings
 (loss). . . .      --         (4,810)      --          (4,810)      --        (115,445)        --         (115,445)
                 ------    ----------   ---------  ----------- -----------  -----------   -----------   -----------
Balance
 (deficits)
 December 31,
 2000. . . . .   $1,500    (1,294,982)   (737,500)  (2,030,982) 57,042,489  (40,964,885)  (18,000,000)   (1,922,396)
                 ======    ==========   =========  =========== ===========  ===========   ===========   ===========

                                   See accompanying notes to financial statements.

                                           JMB/MANHATTAN ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000              1999              1998
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . .      $  (120,255)       2,542,891          (161,877)
  Items not requiring (providing) cash or
   cash equivalents:
    Partnership's share of the reduction of
      the maximum unfunded obligation under
      the indemnification agreement. . . . . . . . . .          (89,468)      (2,809,020)         (134,252)
  Changes in:
    Accounts payable . . . . . . . . . . . . . . . . .           (3,062)          (5,104)            4,046
    Amounts due to affiliates. . . . . . . . . . . . .           (3,655)         (10,378)            --
    Amounts due to affiliates - accrued interest . . .           75,655           90,924           146,006
    Note payable to an affiliate -
      accrued interest . . . . . . . . . . . . . . . .           16,461           49,576             --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .         (124,324)        (141,111)         (146,077)
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture . . . . . . . . . . . . . .            --           1,027,452             --
  Partnership's advance to affiliated entity . . . . .            --            (105,187)            --
  Partnership's repayments from affiliated
    entity . . . . . . . . . . . . . . . . . . . . . .            --             105,187             --
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .            --           1,027,452             --
                                                            -----------      -----------       -----------







                                           JMB/MANHATTAN ASSOCIATES, LTD.
                                               (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS - CONTINUED



                                                               2000              1999              1998
                                                           ------------      -----------       -----------
  Cash flows from financing activities:
    Payments on note payable to affiliate. . . . . . .            --          (1,105,187)            --
    Payments on amounts due to affiliates. . . . . . .            --             (58,089)            --
    Amounts received from affiliates . . . . . . . . .          125,000          290,187           150,000
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .          125,000         (873,089)          150,000
                                                            -----------      -----------       -----------
          Net increase (decrease) in cash. . . . . . .              676           13,252             3,923

          Cash, beginning of year. . . . . . . . . . .           18,146            4,894               971
                                                            -----------      -----------       -----------
          Cash, end of year. . . . . . . . . . . . . .      $    18,822           18,146             4,894
                                                            ===========      ===========       ===========

Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . . . . . .      $     --               --                2,000
                                                            ===========      ===========       ===========

  Non-cash investing and financing activities:
    Net distributions in excess of recorded
      investment . . . . . . . . . . . . . . . . . . .      $     --             661,228             --
                                                            ===========      ===========       ===========














                                   See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2000, 1999 AND 1998


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owns an indirect interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property (prior to the sale of JMB/NYC's interest in March 2001). Due to the Restructuring in November 1999, JMB/NYC owns an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (JMB/NYC's investment is significantly less than 1% of such partnership).

     The equity method of accounting had been applied with respect to the Partnership's indirect 25% interest in JMB/NYC through Property Partners, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership has no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring which was terminated upon sale of JMB/NYC's interest of the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which own the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized. Should the unconsolidated venture subsequently report income, the Partnership will resume applying the equity method on its share of such income only after such income exceeds net losses not previously recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                         2000                                1999
                                         -------------------------------     ------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (Unaudited)       GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------      -----------

Total assets . . . . . . . . . . . .      $    18,822         7,141,905           18,146         7,567,618
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . .       (2,030,982)      (21,232,229)      (2,026,172)      (21,282,411)
  Limited partners . . . . . . . . .       (1,922,396)      (66,014,138)      (1,806,951)      (67,218,513)
 Net income (loss):
  General partners . . . . . . . . .           (4,810)           50,182          101,716            58,819
  Limited partners . . . . . . . . .         (115,445)        1,204,375        2,441,175         1,411,664
 Net income (loss) per
  limited partnership
  interest . . . . . . . . . . . . .             (116)            1,206            2,444             1,413
                                          ===========      ============     ============      ============


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests (the "Interests") outstanding at the end of each period. Deficit capital accounts will result, through the duration of the Partnership, in the recognition of net gain for financial reporting and Federal income tax purposes to the General Partners and Limited Partners.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnifica-tion (which has since been reduced to $14,285,000 as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund continuing operations are advances from JMB and the Partnership's shares of the proceeds from the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas and the refunded collateral amount from the escrow as discussed below.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, and, in 1999, the agreed upon reduction of the maximum obligation. Interest income earned reduces the

Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability in the accompanying financial statements. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership (as discussed below), the remaining collateral was released to JMB/NYC in late March 2001.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continues to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $350,000). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,425,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps within one year of maturity of the Purchase Note as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2000, was approximately $151,152,000.

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

     Also in December 1999, JMB/NYC was entitled to receive refinancing proceeds, as defined, of approximately $446,000 in respect of its indirect interest in the 1290 Partnership as a result of a refinancing of the mortgage note secured by the 1290 Avenue of Americas office building. These proceeds were used by JMB/NYC to make a payment of approximately $443,000 on the Purchase Note tranche held by its limited partners. The limited partner then repaid the advance of approximately $105,000 made by the Partnership.

     The level of any future Partnership distributable cash is dependent upon the amount of advances made by JMB, the Partnership's shares of proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership and, if and when such a sale occurs, its indirect interest in the 237 Partnership and the Partnership's share of remaining funds previously held as collateral under the indemnification agreement. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which ranged between 5.80% and 6.49% per annum in 2000. The Partnership expects to pay the outstanding principal and accrued interest of the note upon maturity. The Partnership's advances from JMB must be repaid before any distributions are made. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations are allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership is essentially equal to their initial capital contributions less cumulative cash distributions and losses incurred for Federal income tax purposes plus income allocated for Federal income tax purposes and the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the Properties. In 1996, the Holders of Interests were allocated ordinary income and capital gain for Federal income tax purposes in an amount that, when combined, equalled their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition, plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park are to be allocated 1% to the General Partners. The remaining sale or disposition profits and losses are allocable to the Holders of Interests. All such profits or losses generally will be allocated among the Holders of Interests in proportion to their percentage interests in the Partnership, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

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

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 2000 and 1999, $532,196 and $456,542,
respectively, represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $12,146, $16,633 and $17,220 for 2000, 1999 and 1998, respectively, of which $2,158 was unpaid at December 31, 2000.

     JMB Insurance Agency, Inc, an affiliate of the General Partners, earned and received an insurance brokerage commission in 2000 of $282 in connection with the provision of insurance coverage for the Partnership. Such commission is at a rate set by insurance companies for the class of coverage provided.

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

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholders of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

     JMB advanced the Partnership $125,000, $290,187 and $150,000 during 2000, 1999 and 1998, respectively. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which ranged between 5.80% and 6.49% per annum in 2000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $350,110, $208,649 and $974,073 as of December 31, 2000, 1999 and 1998, respectively.

The Partnership's sole source of capital to pay for continuing operations has been advances from JMB. It is expected that a portion of the funds to be received by the Partnership from the JMB/NYC sale of its indirect interest in the 1290 Partnership and the release of the remaining collateral, described above, will be used to repay amounts to JMB.

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 2000 and 1999 is as follows:

                                              2000             1999
                                         ------------      ------------

Current assets . . . . . . . . . . .     $        718               643
Current liabilities. . . . . . . . .     (151,161,635)           (1,800)
                                         ------------      ------------
   Working capital (deficit) . . . .     (151,160,917)           (1,157)
                                         ------------      ------------
Escrow deposits. . . . . . . . . . .        5,740,104         5,382,232
Other liabilities. . . . . . . . . .         (445,504)     (133,593,433)
Maximum obligation under the
 indemnification agreement . . . . .      (14,285,000)      (14,285,000)
Venture partners' deficit. . . . . .      124,748,946       111,508,477
                                         ------------      ------------
   Partnership's capital (deficit) .     $(35,402,371)      (30,988,881)
                                         ============      ============
Represented by:
 Invested capital. . . . . . . . . .     $ 54,596,097        54,596,097
 Cumulative net losses . . . . . . .      (79,413,094)      (74,999,604)
 Cumulative cash
    distributions. . . . . . . . . .      (10,585,374)      (10,585,374)
                                         ------------      ------------
                                         $(35,402,371)      (30,988,881)
                                         ============      ============
Total income . . . . . . . . . . . .     $    357,872           532,211
                                         ============      ============
Reduction in maximum obligation
  under the indemnification
  agreement. . . . . . . . . . . . .     $      --           10,715,000
                                         ============      ============
Expenses . . . . . . . . . . . . . .     $ 18,011,831        15,918,879
                                         ============      ============
Net income (loss). . . . . . . . . .     $(17,653,959)       (4,671,668)
                                         ============      ============

     During 1996, as a result of the adoption of the Plan, JMB/NYC discontinued the application of the equity method of accounting for its investments in unconsolidated ventures and reversed those previously recognized losses from the unconsolidated ventures except for an amount equal to the maximum obligation under the indemnification agreement of $25,000,000. The maximum obligation under the indemnification agreement was reduced to $14,285,000 in 1999 and was terminated in connection with the sale of JMB/NYC's interest in the 1290 Partnership in March 2001. The Partnership's capital (deficit) in JMB/NYC differs from its share of the maximum unfunded obligation as reflected in the accompanying financial statements due to the Partnership's 1996 reversal of previously recognized losses in JMB/NYC as a result of the restructuring and reorganization in 1996.

     The total income, expenses and net income (loss) for JMB/NYC for the year ended December 31, 1998 were $537,008, $14,034,126 and ($13,497,118), respectively.

SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2000
                          -----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                          -----------  ----------  ----------  ----------
Total income . . . . . . .$     --          --          --          --
                          ===========  ==========  ==========  ==========

Net earnings (loss). . . .$   (41,870)    (31,914)    (25,151)    (21,320)
                          ===========  ==========  ==========  ==========
Net earnings (loss)
 per Interest. . . . . . .$       (40)        (31)        (24)        (21)
                          ===========  ==========  ==========  ==========


                                                1999
                          -----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                          -----------  ----------  ----------  ----------
Total income . . . . . . .$     --          --          --         20,757
                          ===========  ==========  ==========  ==========

Net earnings (loss). . . .$   (53,243)    (29,340)    (37,037)  2,662,511
                          ===========  ==========  ==========  ==========
Net earnings (loss)
 per Interest. . . . . . .$       (51)        (28)        (36)      2,559
                          ===========  ==========  ==========  ==========

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/NYC as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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








                                               KPMG LLP




Chicago, Illinois
March 26, 2001

                 JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                              BALANCE SHEETS

                        DECEMBER 31, 2000 AND 1999


                                  ASSETS
                                  ------

                                             2000              1999
                                         ------------      ------------
Current assets:
  Cash . . . . . . . . . . . . . . .     $        718               643
                                         ------------      ------------
          Total current assets . . .              718               643
                                         ------------      ------------
Escrow deposits. . . . . . . . . . .        5,740,104         5,382,232
                                         ------------      ------------
                                         $  5,740,822         5,382,875
                                         ============      ============


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Current portion of notes
    payable and accrued interest . .     $151,152,335             --
  Other liabilities. . . . . . . . .            9,300             1,800
                                         ------------      ------------
          Total current
            liabilities. . . . . . .      151,161,635             1,800
                                         ------------      ------------
  Maximum obligation under
    the indemnification
    agreement. . . . . . . . . . . .       14,285,000        14,285,000
  Distribution in excess of
    recorded investment. . . . . . .          445,504           445,504
  Notes payable and accrued
    interest . . . . . . . . . . . .            --          133,147,929
                                         ------------      ------------

Commitments and contingencies

          Total liabilities. . . . .      165,892,139       147,880,233

Partners' capital accounts (deficits):
  JMB/Manhattan Associates, Ltd.:
    Capital contributions. . . . . .       54,596,097        54,596,097
    Cumulative net losses. . . . . .      (79,413,094)      (74,999,604)
    Cumulative cash distributions. .      (10,585,374)      (10,585,374)
                                         ------------      ------------
                                          (35,402,371)      (30,988,881)
                                         ------------      ------------
  Venture partners:
    Capital contributions. . . . . .      606,073,597       606,073,597
    Cumulative net losses. . . . . .     (645,987,964)     (632,747,495)
    Cumulative cash distributions. .      (84,834,579)      (84,834,579)
                                         ------------      ------------
                                         (124,748,946)     (111,508,477)
                                         ------------      ------------
          Total partners' capital
            accounts (deficits). . .     (160,151,317)     (142,497,358)
                                         ------------      ------------
                                         $  5,740,822         5,382,875
                                         ============      ============

                See accompanying notes to financial statements.

                                     JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000             1999              1998
                                                           ------------     ------------      ------------
Income:
 Interest income . . . . . . . . . . . . . . . . . . .     $    357,872          532,211           537,008
                                                           ------------      -----------       -----------
                                                                357,872          532,211           537,008
                                                           ------------      -----------       -----------
Expenses:
 Interest expense. . . . . . . . . . . . . . . . . . .       18,004,407       15,912,644        14,017,219
 General and administrative. . . . . . . . . . . . . .            7,424            6,235            16,907
                                                           ------------      -----------       -----------
                                                             18,011,831       15,918,879        14,034,126
                                                           ------------      -----------       -----------
                                                            (17,653,959)     (15,386,668)      (13,497,118)
Reduction in maximum obligation under the
  indemnification agreement. . . . . . . . . . . . . .            --          10,715,000             --
                                                           ------------      -----------       -----------

          Net earnings (loss). . . . . . . . . . . . .     $(17,653,959)      (4,671,668)      (13,497,118)
                                                           ============      ===========       ===========


















                                  See accompanying notes to financial statements.

                 JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

            STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

               YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998





                                   JMB/MANHATTAN         VENTURE
                                  ASSOCIATES, LTD.       PARTNERS
                                  ----------------     ------------

Balance (deficits) at
 December 31, 1997 . . . . . .       $(25,235,060)     (94,932,058)

Net earnings (loss). . . . . .         (3,374,279)     (10,122,839)
                                     ------------     ------------

Balance (deficits) at
 December 31, 1998 . . . . . .        (28,609,339)    (105,054,897)

Distributions. . . . . . . . .         (1,211,625)      (2,949,829)
Net earnings (loss). . . . . .         (1,167,917)      (3,503,751)
                                     ------------     ------------

Balance (deficits) at
 December 31, 1999 . . . . . .        (30,988,881)    (111,508,477)

Net earnings (loss). . . . . .         (4,413,490)     (13,240,469)
                                     ------------     ------------

Balance (deficits) at
 December 31, 2000 . . . . . .       $(35,402,371)    (124,748,946)
                                     ============     ============
































              See accompanying notes to financial statements.

                                      JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                                              STATEMENTS OF CASH FLOWS

                                     YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000              1999              1998
                                                           ------------      -----------       -----------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .     $(17,653,959)      (4,671,668)      (13,497,118)
 Reduction in maximum obligation . . . . . . . . . . .            --         (10,715,000)            --
 Items not requiring (providing) cash:
  Changes in:
   Escrow deposits . . . . . . . . . . . . . . . . . .         (357,872)        (522,080)         (537,008)
   Accrued interest. . . . . . . . . . . . . . . . . .       18,004,406       15,469,206        14,017,219
   Amounts due from affiliates - accrued interest. . .            --             (10,131)            --
   Other liabilities . . . . . . . . . . . . . . . . .            7,500            1,800             --
                                                           ------------     ------------      ------------
        Net cash (used in) provided by
          operating activities . . . . . . . . . . . .               75         (447,873)          (16,907)
                                                           ------------     ------------      ------------
Cash flows from investing activities:
  Amounts refunded from escrow . . . . . . . . . . . .            --           4,151,323             --
                                                           ------------     ------------      ------------
        Net cash provided by (used in)
          investing activities . . . . . . . . . . . .            --           4,151,323             --
                                                           ------------     ------------      ------------
Cash flows from financing activities:
  Refinancing proceeds . . . . . . . . . . . . . . . .            --             445,504             --
  Distributions to partners. . . . . . . . . . . . . .            --          (4,151,323)            --
                                                           ------------     ------------      ------------
         Net cash provided by (used in)
           financing activities. . . . . . . . . . . .            --          (3,705,819)            --
                                                           ------------     ------------      ------------
         Net increase (decrease) in cash . . . . . . .               75           (2,369)          (16,907)
         Cash, beginning of year . . . . . . . . . . .              643            3,012            19,919
                                                           ------------     ------------      ------------
         Cash, end of year . . . . . . . . . . . . . .     $        718              643             3,012
                                                           ============     ============      ============
Supplemental disclosure of cash flow information:
   Cash paid for interest. . . . . . . . . . . . . . .     $      --             443,438             --
                                                           ============      ===========      ============
   Non-cash investing and financing activities . . . .     $      --               --                --
                                                           ============      ===========      ============

                                   See accompanying notes to financial statements.

                 JMB/NYC OFFICE BUILDING ASSOCIATES, L.P.

                       NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 2000, 1999 AND 1998

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

     Prior to the restructuring discussed below, JMB/NYC held an approximate 4.9% indirect interest (before taking into account certain preferences to other partners) in partnerships owning commercial real estate (237 Park Avenue and 1290 Avenue of the Americas, collectively, the "Properties") in the City of New York, New York through 237/1290 Upper Tier Associates, L.P. ("Upper Tier Partnership"), a Delaware limited partnership, in which JMB/NYC is a 99% limited partner. Prior to October 10, 1996 ("Effective Date"), JMB/NYC utilized the equity method of accounting for such investments. From the Effective Date, the controlling interest in the Properties was owned by a real estate investment trust ("REIT").

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

     During 1996, JMB/NYC reversed those previously recognized losses resulting from its interest in the Properties that it is no longer obligated to fund due to the conversion of its general partnership interests in the joint ventures which owned the Properties to limited partnership interests and the terms of the restructuring. As a limited partner, JMB/NYC has no future funding obligations and has no influence or control over the day-to-day affairs of the partnerships which owned the Properties subsequent to the Effective Date. Accordingly, JMB/NYC discontinued the application of the equity method of accounting for its indirect interests in the Properties and additional losses from the Properties will not be recognized. Should JMB/NYC subsequently be allocated income through its investment in Upper Tier Partnership, JMB/NYC will resume applying the equity method only after such income exceeds net losses not previously recognized. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

     The records of JMB/NYC are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such adjustments are not recorded on the records of the JMB/NYC.

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

     In the short-term, JMB/NYC's sources for any significant incremental cash for potential obligations are contributions from the Affiliated Partners, which may be dependent on advances from JMB Realty Corporation, and the proceeds of approximately $1,400,000 from sale of its 1290 Partnership interest, and the amount previously held in escrow as collateral for the 1290 Partnership indemnification obligations discussed below. Reference is made to the Notes to the Partnership's Financial Statements filed with this annual report.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the ventures.

ESCROW DEPOSITS

     The Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7.8 million (of which JMB/Manhattan Associates, Ltd.'s share was approximately $1.9 million) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds have been invested in short-term U.S. Government obligations. Due to the Restructuring in 1999, the maximum potential obligation has been reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released to JMB/NYC. Compliance with the provisions of the indemnification agreement was within the control of the Affiliated Partners and non-compliance with such provisions by either JMB/Manhattan Associates, Ltd. or the other Affiliated Partners was highly unlikely. The maximum obligation under the indemnification agreement of $14,285,000 and $14,285,000 is reflected as a liability in the accompanying financial statements at December 31, 2000 and 1999, respectively.

     JMB/NYC's remaining collateral was returned (including interest earned) totaling approximately $5.7 million at the termination of the indemnification agreement after the sale of JMB/NYC's indirect interest in the 1290 Partnership in March 2001.

NOTES PAYABLE

     Notes payable consist of the following at December 31, 2000 and 1999:

                                                 2000           1999
                                             -----------    -----------
Promissory note payable, bearing interest
 at 12.75% per annum; cross-collaterally
 secured by JMB/NYC's indirect interest
 in the Properties; monthly payments of
 accrued interest, based upon the level
 of distributions to JMB/NYC, thereafter
 until maturity; principal and accrued
 interest due January 2, 2001.  Accrued
 deferred interest of $117,879,744 and
 $99,875,337 is outstanding at December 31,
 2000 and 1999, respectively . . . . . . .  $151,152,335    133,147,929
                                            ------------    -----------
     Less current portion
       of notes payable. . . . . . . . . .   151,152,335          --
                                            ------------    -----------
        Long-term notes payable. . . . . .  $      --       133,147,929
                                            ============    ===========

     The note payable matured January 2, 2001 and therefore, as of December 31, 2000, is classified as a current liability in the accompanying financial statements. In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 2000 and 1999.



                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. The limited partners of BPA Associates, L.P. are generally JMB, current or former officers and directors of JMB and their affiliates. The other Associate General Partner of the Partnership is APB Associates, L.P., an Illinois limited partnership, that has BPA Associates, L.P. as general partner and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated as limited partner.

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

     The names, current positions and length of service therein of the directors and the executive officers of the Corporate General Partner are as follows:
                                                            SERVED IN
NAME                       OFFICE                           OFFICE SINCE
----                       ------                           ------------
Judd D. Malkin             Chairman                         12/27/84
Neil G. Bluhm              President                        08/08/95
Gary Nickele               Vice President                   12/27/84
H. Rigel Barber            Vice President                   12/27/84
                           Director                         12/22/00
Gailen J. Hull             Vice President                   12/27/84
Jeffrey A. Gluskin         Director                         08/08/00
                           Vice President                   08/08/00
                           Treasurer                        08/08/00

     There is no family relationship among any of the foregoing officers or directors. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 14, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 14, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing directors and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB is also the sole general partner of the associate general partner of Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Certain of such officers and directors are also partners, directly or indirectly, in the associate general partners in the Partnership, Carlyle-XIII, Carlyle-XIV and Carlyle-XV. Certain of such officers and directors are also officers and the sole director of Carlyle Managers, Inc., the general partner of JMB/NYC.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 63) is Chairman, a director and Chief Financial Officer of JMB and an officer and/or director of various JMB affiliates. Mr. Malkin is Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC, and an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.

Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is President and a director of JMB and an officer and/or director of various JMB affiliates. Mr. Bluhm is Executive Vice President of Carlyle Managers, Inc. and an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm was also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates.
Mr. Nickele is Vice President of Carlyle Managers, Inc. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 52) is Executive Vice President and Chief Executive Officer of JMB and an officer of various JMB affiliates.
Mr. Barber is Vice President of Carlyle Managers, Inc. He has been associated with JMB since March, 1982. Mr. Barber holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Jeffrey A. Gluskin (age 45) is Senior Vice President of JMB and an officer and/or director of various JMB affiliates. Mr. Gluskin has been associated with JMB since 1983. He is a Certified Public Accountant.

     Effective April 15, 2001, Patrick J. Meara (age 38) will become the sole director of the Corporate General Partner in addition to being Vice President thereof. Mr. Meara has been Vice President of the Corporate General Partner since August 8, 2000. He has been Senior Vice President of JMB since January 1, 1997, and President and director of Carlyle Managers, Inc. since December 22, 2000. He had been Vice President of Carlyle Managers, Inc. since August 8, 2000. He is also an officer and/or director of various other JMB affiliates. He has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. Mr. Meara is a Certified Public Accountant.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder require directors and officers of the Corporate General Partner to file initial statements of their beneficial ownership of Interests and statements of changes in their beneficial ownership of Interests on Form 3, Form 4 and Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such statements filed with the SEC. The Partnership believes that for 2000, Jeffrey A. Gluskin failed to file reports on Form 3 and Form 5 for his initial statement of beneficial ownership of Interests.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In 2000, the General Partners received no distributions from the Partnership. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions ($300,000 at December 31, 2000, 1999 and 1998) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 2000, $532,196 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $50,182 in 2000. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes, which may involve conflicts of interest for the General Partners or their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     JMB Insurance Agency, Inc, an affiliate of the General Partners, earned and received an insurance brokerage commission in 2000 of $282 in connection with the provision of insurance coverage for the Partnership. Such commission is at a rate set by insurance companies for the class of coverage provided.

     The General Partners of the Partnership or their affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $12,146 for 2000, $16,633 for 1999 and $17,220 for 1998, $2,158 of which was unpaid at December 31, 2000.

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholders of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

     In addition to the Partnership, JMB was a 20% shareholder in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. and had obligations, which bore interest ranging from 4.62% to 5.35% per annum in 1999, to fund, on demand $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. In June 1999, the shareholders of JMB in each of Carlyle Investors, Inc. and Carlyle Managers, Inc. were redeemed and the obligation of JMB to fund additional paid-in capital (totaling approximately $632,000 at June 15, 1999) was fully retired.

     JMB advanced $125,000 to the Partnership during 2000 pursuant to the terms of a promissory note payable to JMB with a maximum principal sum of $2 million and an extended maturity date of June 30, 2001. As of December 31, 2000, the loan bore interest of 6.01% per annum. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The outstanding balance of the note, including accrued interest, was $350,110 at December 31, 2000. The Partnership's sole source of capital to pay continuing operations has been advances from JMB.

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

                10-T.     Restructuring Agreement related to 237/1290
Upper Tier Associates, L.P. dated October 27, 1999 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-14547) dated March 24, 2000.

                10-U.     Contribution Agreement between 237/120 Upper
Tier Associates, L.P. and Oak Hill Strategic Partners, L.P. is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-14547) dated March 24, 2000.

                10-V.     Amendment and Release Agreement by and among
Metropolis Realty Trust, Inc. Property Partners, L.P., Carlyle
Associates-XIII Associates, L.P. and Carlyle-XIV Associates, L.P. is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-14547) dated March 24, 2000.

                10-W.     Third Amended and Restated Partnership Agreement
of 237/1290 Upper Tier Associates, L.P. by and between 237/1290 Upper Tier GP Corp. Carlyle Managers, Inc., a JMB/NYC Office Building Associates, L.P. dated November 19, 1999 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-14547) dated March 24, 2000.

                10-X.     Intercreditor Agreement among Michigan Avenue
L.L.C., Carlyle-XIII Associates, L.P. Carlyle-XIV Associates, L.P. and Property Partners, L.P. dated November 19, 1999 is hereby incorporated herein by reference to the Partnership's Report for December 31, 1999 on Form 10-K (File No. 0-14547) dated March 24, 2000.

                10-Y.     Notice to Purchase Limited Partnership Interest
of 237/1290 Upper Tier Associates, L.P. in 1290 Partners, L.P. dated March 2, 2001 is hereby filed herewith.

                21.       List of Subsidiaries

        --------------------

           *  Previously filed as Exhibits to the Partnership's
Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File no. 2-88687) filed April 29, 1986 and hereby incorporated herein by reference.

      (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

No annual report for the year 2000 or proxy material has been sent to the Holders of Interests. An annual report will be sent to the Holders of Interests subsequent to this filing.

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

                  JMB/MANHATTAN ASSOCIATES, LTD.

                  By:     JMB/Manhattan Investors, Inc.
                          Corporate General Partner


                          GAILEN J. HULL
                  By:     Gailen J. Hull
                          Vice President
                  Date:   March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:     JMB/Manhattan Investors, Inc.
                          Corporate General Partner


                          NEIL G. BLUHM
                  By:     Neil G. Bluhm, President and Director
                          Principal Executive Officer
                  Date:   March 23, 2001


                          JUDD D. MALKIN
                  By:     Judd D. Malkin
                          Principal Financial Officer
                  Date:   March 23, 2001


                          GAILEN J. HULL
                  By:     Gailen J. Hull, Vice President
                          Principal Accounting Officer
                  Date:   March 23, 2001


                          JEFFREY A. GLUSKIN
                  By:     Jeffrey A. Gluskin, Vice President
                          and Director
                  Date:   March 23, 2001

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

10-R.       Agreement of Limited Partnership of
            237/1290 Lower Tier Associates, L.P.
            dated as of October 10, 1996                      Yes

10-S.       Amended and Restated Limited Part-
            nership of 237/1290 Upper Tier
            Associates, L.P. dated as of
            October 10, 1996                                  Yes

10-T.       Restructuring Agreement related to
            237/1290 Upper Tier Associates, L.P.
            dated October 27, 1999                            Yes

10-U.       Contribution Agreement between
            237/120 Upper Tier Associates, L.P.
            and Oak Hill Strategic Partners, L.P.             Yes

10-V.       Amendment and Release Agreement by
            and among Metropolis Realty Trust, Inc.
            Property Partners, L.P., Carlyle
            Associates-XIII Associates, L.P. and
            Carlyle-XIV Associates, L.P.                      Yes

10-W.       Third Amended and Restated Partnership
            Agreement of 237/1290 Upper Tier
            Associates, L.P. by and between
            237/1290 Upper Tier GP Corp. Carlyle
            Managers, Inc., a JMB/NYC Office
            Building Associates, L.P. dated
            November 19, 1999                                 Yes

                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----
10-X.       Intercreditor Agreement among
            Michigan Avenue L.L.C., Carlyle-XIII
            Associates, L.P. Carlyle-XIV Associates,
            L.P. and Property Partners, L.P.
            dated November 19, 1999                           Yes

10-Y.       Notice of Purchase Limited Partnership
            Interest of 237/1290 Upper Tier
            Associates, L.P. in 1290 Partners, L.P.
            dated March 2, 2001                               No

21.         List of Subsidiaries                              No