Form 10-Q
period 2001-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 2001-05-15
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                                     Commission file #0-14547



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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . .     11




PART II     OTHER INFORMATION

Item 3.     Defaults upon Senior Securities. . . . . . . . . . . .     15

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2001              2000
                                              -----------       -----------
Current assets:
  Cash . . . . . . . . . . . . . . . . .      $    19,626            18,822
  Receivable related to the termination
    of the indemnification agreement . .        1,435,703             --
  Receivable related to the sale of
    the indirect interest in 1290
    partnership. . . . . . . . . . . . .          343,038             --
                                              -----------       -----------
                                              $ 1,798,367            18,822
                                              ===========       ===========

             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------
Current liabilities:
  Note payable to an affiliate -
    current portion. . . . . . . . . . .      $   380,220           350,110
  Accounts payable . . . . . . . . . . .           32,944               240
  Amounts due to affiliates. . . . . . .          842,795           824,148
                                              -----------     -------------
          Total current liabilities. . .        1,255,959         1,174,498

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement. . . . . . .            --            2,136,474
Distributions received in excess
  of recorded investment . . . . . . . .          661,228           661,228
                                              -----------     -------------
          Total liabilities. . . . . . .        1,917,187         3,972,200

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,500             1,500
    Cumulative net earnings (losses) . .       (1,151,891)       (1,294,982)
    Cumulative cash distributions. . . .         (737,500)         (737,500)
                                             ------------     -------------
                                               (1,887,891)       (2,030,982)
                                             ------------     -------------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . . .       57,042,489        57,042,489
    Cumulative net earnings (losses) . .      (37,273,418)      (40,964,885)
    Cumulative cash distributions. . . .      (18,000,000)      (18,000,000)
                                             ------------     -------------
                                                1,769,071        (1,922,396)
                                             ------------     -------------
          Total partners' capital
            accounts (deficits). . . . .         (118,820)       (3,953,378)
                                             ------------     -------------
                                             $  1,798,367            18,822
                                             ============     =============

                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)




                                                     2001           2000
                                                  ----------     ----------

Income . . . . . . . . . . . . . . . . . . . .    $    --             --
                                                  ----------     ----------

Expenses:
  Interest . . . . . . . . . . . . . . . . . .        25,915         21,922
  Professional services. . . . . . . . . . . .        22,030         14,300
  General and administrative . . . . . . . . .        32,712         28,015
                                                  ----------     ----------
                                                      80,657         64,237
                                                  ----------     ----------

                                                     (80,657)       (64,237)
Partnership's share of the
  reduction of the maximum
  unfunded obligation under and
  income related to termination of
  the indemnification agreement. . . . . . . .     3,572,177         22,367
                                                  ----------     ----------

        Earnings (loss) before gain on
          sale of indirect interest. . . . . .     3,491,520        (41,870)

Partnership's share of gain on sale of
  indirect partnership interest. . . . . . . .       343,038          --
                                                  ----------     ----------
        Net earnings (loss). . . . . . . . . .    $3,834,558        (41,870)
                                                  ==========     ==========

        Net earnings (loss) per
          limited partnership
          interest:
            Earnings (loss) before gain on
              sale of indirect interest. . . .    $    3,355            (40)
            Partnership's share of gain
              on sale of indirect
              partnership interest . . . . . .           340          --
                                                  ----------     ----------
                                                  $    3,695            (40)
                                                  ==========     ==========


        Cash distribution per
          per limited partnership
          interest . . . . . . . . . . . . . .    $    --             --
                                                  ==========     ==========









                See accompanying notes to financial statements.

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                      STATEMENTS OF CHANGES IN CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)



                                                     2001           2000
                                                  ----------     ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .    $3,834,558        (41,870)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement. . . . . . . . . . . . . . . .    (3,572,177)       (22,367)
    Partnership's share of gain on sale
      of indirect partnership interest . . . .      (343,038)         --
  Changes in:
    Accounts payable . . . . . . . . . . . . .        32,704         28,299
    Amounts due to affiliates. . . . . . . . .        (2,158)        (2,782)
    Amounts due to affiliates -
      accrued interest . . . . . . . . . . . .        20,805         18,913
    Note payable to an affiliate -
      accrued interest . . . . . . . . . . . .         5,110          3,009
                                                  ----------     ----------
          Net cash provided by (used in)
            operating activities . . . . . . .       (24,196)       (16,798)

Cash flows from investing activities:
          Net cash provided by (used in)
            investing activities . . . . . . .         --             --
                                                  ----------     ----------

Cash flows from financing activities:
  Amounts received from affiliates . . . . . .        25,000          --
                                                  ----------     ----------
          Net cash provided by (used in)
            financing activities . . . . . . .        25,000          --
                                                  ----------     ----------
          Net increase (decrease) in cash. . .           804        (16,798)
          Cash, beginning of year. . . . . . .        18,822         18,146
                                                  ----------     ----------
          Cash, end of period. . . . . . . . .    $   19,626          1,348
                                                  ==========     ==========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . . .    $    --             --
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

                        JMB/MANHATTAN ASSOCIATES, LTD.
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report on Form 10-K (File No. 0-14547) dated March 23, 2001, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2000 Annual Report on Form 10-K.

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

     As a result of the 1996 restructuring, JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas ("the Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under the previous joint venture agreements for the Properties (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnification (which was reduced to $14,285,000 and then cancelled as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund continuing operations are the Partnership's share of the proceeds from the sale of JMB/NYC's indirect interest in 1290 Avenue of the Americas and the refunded collateral amount from the indemnification escrow as discussed below.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum potential obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share is approximately $340,000 and is reflected in the accompanying financial statements). Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,436,000 and is reflected in the accompanying financial statements) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The sale and collateral amounts were received in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Future sources of cash to the Partnership are limited to the Partnership's shares of proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership and, when such a sale occurs, its indirect interest in the 237 Partnership and the Partnership's share of remaining funds previously held as collateral under the indemnification agreement. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that has been extended to June 30, 2001. The note bears interest at the applicable Federal rate, which has ranged between 4.80% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $390,000) of the note in May 2001. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 2001, $553,000 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest can be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, it is not expected that such amounts will be repaid.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $4,196 and $3,970 for the three months ended March 31, 2001, and 2000, respectively, of which $2,258 was unpaid at March 31, 2001.

     JMB Insurance Agency, Inc, an affiliate of the General Partners, earned insurance brokerage commission for the three months ended March 31, 2001 and 2000 of $0 and $282, respectively, all of which was paid at March 31, 2001, in connection with the provision of insurance coverage for the Partnership. Such commission is at a rate set by insurance companies for the class of coverage provided.

     JMB advanced the Partnership $25,000 during the first three months of 2001. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bears interest at the applicable Federal rate, which was 4.8% per annum at March 31, 2001. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $380,220 and $350,110 as of March 31, 2001 and December 31, 2000, respectively. The Partnership's sole source of capital to pay for continuing operations has been advances from JMB. In May 2001, a portion of the funds received by the Partnership from JMB/NYC's sale of its indirect interest in the 1290 Partnership and the release of the remaining collateral, described above, was used to repay approximately $390,000, which was the entire amount due JMB under the note.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations has been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001.
During the three months ended March 31, 2001, JMB advanced the Partnership $25,000. Semi-annually, any interest accrued but unpaid is added to the principal balance of the note. The note, including accrued and deferred interest, had an outstanding balance of $380,220 at March 31, 2001. The Partnership paid the entire outstanding principal and accrued interest of the note of approximately $390,000 in May 2001. The Partnership's ability to fund operations is dependent upon the balance of the Partnership's share of the proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership (approximately $340,000 for the Partnership's share) and the refunded collateral amount from the escrow (approximately $1,436,000 for the Partnership) after repayment of the amount outstanding on the note payable to JMB. The Partnership received the sale proceeds and collateral amount in May 2001.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share is approximately $340,000) at closing. Such amount is payable to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, are entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners will be distributed to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC has not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder will take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds had been invested in short-term U.S. Government obligations.

Due to the Restructuring as discussed above, the maximum potential obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. In connection with the purchase of JMB/NYC's indirect interest in the 1290 Partnership, the remaining collateral (approximately $5,700,000 of which the Partnership's share is approximately $1,436,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Interest income earned reduces the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

     Future sources of cash to the Partnership are limited to the Partnership's share of proceeds from the sale of JMB/NYC's indirect interest in the 1290 Partnership and, when such sale occurs, a sale of its indirect interest in the 237 Partnership and the Partnership's share of remaining funds previously held as collateral under the indemnification agreement. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. If JMB/NYC's indirect interest in the 237 Partnership is sold in 2001, the entire amount of such gain would be recognized in the current year. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's only remaining investment property is its indirect interest through JMB/NYC in the 237 Partnership. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002, unless JMB/NYC has already exercised its right to sell its interest in July 2001. As a result, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The receivable related to the termination of the indemnification agreement at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in 2001. The Partnership received such amounts in May 2001.

     The receivable related to the sale of the indirect interest in 1290 Partnership at March 31, 2001 is the amount due from an affiliate related to the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in 1290 Partnership. The Partnership received such amounts in May 2001.

     The increase in note payable to an affiliate - current portion as of March 31, 2001 compared to December 31, 2000 is primarily due to additional loans in 2001 aggregating $25,000. This note was repaid in May 2001.

     The increase in accounts payable as of March 31, 2001 compared to December 31, 2000 is primarily due to timing of payments for certain of the Partnership's general and administrative costs.

     The increase in amounts due to affiliates as of March 31, 2001 as compared to December 31, 2000 is primarily due to the accrual of interest during 2001. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The decrease in the Partnership's share of the maximum unfunded obligation under and income related to termination of the indemnification agreement as of March 31, 2001 compared to December 31, 2000 is primarily due to the termination of such indemnification agreement upon sale of the indirect Partnership interest in the 1290 Partnership on March 23, 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three months ended March 31, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2001, was approximately $156,022,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits.

             3.        Amended and Restated Agreement of Limited
Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-14547) dated March 30, 1993.

             10-A.     Notice to Purchase Limited Partnership Interest of
237/1290 Upper Tier Associates, L.P. in 1290 Partners, L.P. dated March 2, 2001 is hereby incorporated herein by reference to Exhibit 10-Y to the Partnership's Report for December 31, 2000 on Form 10-K (File No. 0-14547) dated March 23, 2001.


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


                  JMB/MANHATTAN ASSOCIATES, LTD.

                  BY:   JMB/Manhattan Investors, Inc.
                        Corporate General Partner




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                               GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 9, 2001

966: