Form 10-Q
period 2001-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 2001-08-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001          Commission file #0-14547




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    12




PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
                  JUNE 30, 2001 AND DECEMBER 31, 2000
                              (UNAUDITED)


                                ASSETS
                                ------
                                          JUNE 30,       DECEMBER 31,
                                            2001            2000
                                         -----------     -----------
Current assets:
  Cash. . . . . . . . . . . . . . . .    $ 1,367,961          18,822
  Interest receivable . . . . . . . .          4,224           --
                                         -----------     -----------
                                         $ 1,372,185          18,822
                                         ===========     ===========


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------
Current liabilities:
  Note payable to an affiliate -
    current portion . . . . . . . . .    $     --            350,110
  Accounts payable. . . . . . . . . .          --                240
  Amounts due to affiliates . . . . .        863,600         824,148
                                         -----------   -------------
          Total current liabilities .        863,600       1,174,498

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement . . . . .          --          2,136,474
Distributions received in excess
  of recorded investment. . . . . . .        661,228         661,228
                                         -----------   -------------
          Total liabilities . . . . .      1,524,828       3,972,200

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,500           1,500
    Cumulative net earnings (losses).     (1,153,244)     (1,294,982)
    Cumulative cash distributions . .       (737,500)       (737,500)
                                        ------------   -------------
                                          (1,889,244)     (2,030,982)
                                        ------------   -------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .     57,042,489      57,042,489
    Cumulative net earnings (losses).    (37,305,888)    (40,964,885)
    Cumulative cash distributions . .    (18,000,000)    (18,000,000)
                                        ------------   -------------
                                           1,736,601      (1,922,396)
                                        ------------   -------------
          Total partners' capital
            accounts (deficits) . . .       (152,643)     (3,953,378)
                                        ------------   -------------
                                        $  1,372,185          18,822
                                        ============   =============



            See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .   $    8,872         --            8,872         --
                                                    ----------    ----------    ----------    ----------
                                                         8,872         --            8,872         --
                                                    ----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       22,650        22,655        48,565        44,577
  Professional services . . . . . . . . . . . . .          870        15,575        22,900        29,875
  General and administrative. . . . . . . . . . .       19,175        16,051        51,887        44,066
                                                    ----------    ----------    ----------    ----------
                                                        42,695        54,281       123,352       118,518
                                                    ----------    ----------    ----------    ----------

                                                       (33,823)      (54,281)     (114,480)     (118,518)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --           22,367     3,572,177        44,734
                                                    ----------    ----------    ----------    ----------

        Earnings (loss) before gain on sale of
          indirect interest . . . . . . . . . . .      (33,823)      (31,914)    3,457,697       (73,784)

Partnership's share of gain on sale of
  indirect partnership interest . . . . . . . . .        --            --          343,038         --
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (33,823)      (31,914)    3,800,735       (73,784)
                                                    ==========    ==========    ==========    ==========








                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - Continued




                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited
          partnership interest:
            Earnings (loss) before gain on sale
              of indirect interest. . . . . . . .   $      (32)          (31)        3,323           (71)
            Partnership's share of gain on sale
              of indirect partnership interest. .        --            --              340         --
                                                    ----------    ----------    ----------    ----------
                                                    $      (32)          (31)        3,663           (71)
                                                    ==========    ==========    ==========    ==========

        Cash distribution per limited
          partnership interest. . . . . . . . . .   $    --            --            --            --
                                                    ==========    ==========    ==========    ==========





















                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)



                                                2001         2000
                                             ----------   ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .    $3,800,735      (73,784)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . . .    (3,572,177)     (44,734)
    Partnership's share of gain on sale
      of indirect partnership interest. .      (343,038)       --
  Changes in:
    Interest receivable . . . . . . . . .        (4,224)       --
    Accounts payable. . . . . . . . . . .          (240)      (2,502)
    Amounts due to affiliates . . . . . .        (2,158)      (3,965)
    Amounts due to affiliates -
      accrued interest. . . . . . . . . .        41,610       37,827
    Note payable to an affiliate -
      accrued interest. . . . . . . . . .         --           6,750
                                             ----------   ----------
          Net cash provided by (used in)
            operating activities. . . . .       (79,492)     (80,408)

Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture. . . . . . . .     1,435,703        --
  Partnership's distribution from
    unconsolidated venture
    - sale proceeds . . . . . . . . . . .       343,038       --
                                             ----------   ----------
          Net cash provided by
            investing activities. . . . .     1,778,741        --
                                             ----------   ----------
Cash flows from financing activities:
  Amounts received from affiliates. . . .        40,000       70,000
  Payment on note payable to affiliate. .      (390,110)       --
                                             ----------   ----------
          Net cash provided by (used in)
            financing activities. . . . .      (350,110)      70,000
                                             ----------   ----------
          Net increase (decrease) in cash     1,349,139      (10,408)
          Cash, beginning of year . . . .        18,822       18,146
                                             ----------   ----------
          Cash, end of period . . . . . .    $1,367,961        7,738
                                             ==========   ==========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest. . . . . . . . . . . . . . .    $    6,955        --
                                             ==========   ==========





            See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000
                              (UNAUDITED)

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum indemnification obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability in the accompanying financial statements.

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

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000. Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. Distributions of the sale proceeds and collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     Future sources of cash to the Partnership are limited to the Partnership's shares of proceeds from the sale of its indirect interest in the 237 Partnership. Advances made by JMB are evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which has ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $390,000) of the note in May 2001. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interests.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989 and 1990, the General Partners have loaned $300,000 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 2001, $573,806 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, it is not expected that such amounts will be repaid.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $6,053 and $7,595 for the three months ended June 30, 2001, and 2000, respectively, all of which was paid at June 30, 2001.

     JMB Insurance Agency, Inc, an affiliate of the General Partners, earned insurance brokerage commission for the six months ended June 30, 2001 and 2000 of $0 and $282, respectively, all of which was paid at June 30, 2001, in connection with the provision of insurance coverage for the Partnership. Such commission is at a rate set by insurance companies for the class of coverage provided.

     JMB advanced the Partnership $40,000 during the first six months of 2001. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bore interest at the applicable Federal rate, which has ranged between 4.58% and 5.82% per annum during 2001. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $0 and $350,110 as of June 30, 2001 and December 31, 2000, respectively. The Partnership's sole source of capital to pay for continuing operations had been advances from JMB. In May 2001, a portion of the funds received by the Partnership from JMB/NYC's sale of its indirect interest in the 1290 Partnership and the release of the remaining collateral under the indemnification agreement, described above, was used to repay approximately $390,000, which was the entire amount due JMB under the note.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     The Partnership's sole source of capital to fund continuing operations had been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001.
During the six months ended June 30, 2001, JMB advanced the Partnership $40,000. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. In May 2001, the Partnership received its share of the 1290 sale proceeds (approximately $340,000) and the remaining collateral amount under the indemnification agreement (approximately $1,436,000) and paid the entire outstanding principal and accrued interest of the JMB note of approximately $390,000.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership is significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC has the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership has the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase the interest in the 237 Partnership in January 2002. The Partnership does not expect to receive any significant proceeds upon disposition of JMB/NYC's interest in the 237 Partnership.

     Although under the terms of the Restructuring JMB/NYC was not able to cause a sale of the interest in the 237 Partnership prior to 2001, the earliest date on which such interest may be purchased at the election of the general partner of the 237 Partnership is January 2002. In the absence of JMB/NYC's earlier election to cause a sale of its interest in the 237 Partnership, this extends by a year (to January 2002 from January 2001) the date on which JMB/NYC's indirect interest in 237 Park was previously subject to purchase at the election of an affiliate of the REIT.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. Distributions of the sale proceeds and collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000 including interest at the default rate (as defined) of 12-3/4% per annum.

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

     Pursuant to the indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds had been invested in short-term U.S. Government obligations.

Due to the Restructuring as discussed above, the maximum indemnification obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which was reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     Future sources of cash to the Partnership are limited to the Partnership's share of proceeds from the sale of its indirect interest in the 237 Partnership. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or the Partnership's (or JMB/NYC's) interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. The remainder would be recognized upon the disposition of JMB/NYC's indirect interest in 237 Partnership.
For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's only remaining investment property is its indirect interest through JMB/NYC in the 237 Partnership. The general partner of the 237 Partnership has indicated that it intends to exercise its right to purchase JMB/NYC's interest in the 237 Partnership in January 2002. As a result, the Partnership currently anticipates that its liquidation and termination will occur no later than the end of 2002, barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The increase in cash at June 30, 2001 as compared to December 1, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership.

The Partnership received such amounts in May 2001.

     The decrease in note payable to an affiliate - current portion as of June 30, 2001 compared to December 31, 2000 is due to this note being repaid in May 2001.

     The increase in amounts due to affiliates as of June 30, 2001 as compared to December 31, 2000 is primarily due to the accrual of interest during 2001. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of June 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The increase in interest income for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is due to temporary investment of the cash received in May 2001 as described above.

     The decrease in professional services for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to a decrease in fees for accounting services during 2001.

     The increase in general and administrative expenses for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is primarily due to increased investor service costs during 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and six months ended June 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the Purchase Note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2001, was approximately $159,618,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.


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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 10, 2001