Form 10-Q
period 2001-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 2001-11-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2001                           Commission file #0-14547




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    12




PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS
               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                              (UNAUDITED)


                                ASSETS
                                ------

                                       SEPTEMBER 30,     DECEMBER 31,
                                           2001             2000
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .    $   368,048          18,822
  Interest receivable . . . . . . . .          2,412           --
                                         -----------     -----------
                                         $   370,460          18,822
                                         ===========     ===========


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------
Current liabilities:
  Note payable to an affiliate -
    current portion . . . . . . . . .    $     --            350,110
  Accounts payable. . . . . . . . . .          7,832             240
  Amounts due to affiliates . . . . .        954,980         824,148
                                         -----------   -------------
          Total current liabilities .        962,812       1,174,498

Partnership's share of the maximum
  unfunded obligation under the
  indemnification agreement . . . . .          --          2,136,474
Distributions received in excess
  of recorded investment. . . . . . .        661,228         661,228
                                         -----------   -------------
          Total liabilities . . . . .      1,624,040       3,972,200

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,500           1,500
    Cumulative net earnings (losses).     (1,155,823)     (1,294,982)
    Cumulative cash distributions . .       (774,962)       (737,500)
                                        ------------   -------------
                                          (1,929,285)     (2,030,982)
                                        ------------   -------------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .     57,042,489      57,042,489
    Cumulative net earnings (losses).    (37,367,784)    (40,964,885)
    Cumulative cash distributions . .    (18,999,000)    (18,000,000)
                                        ------------   -------------
                                             675,705      (1,922,396)
                                        ------------   -------------
          Total partners' capital
            accounts (deficits) . . .     (1,253,580)     (3,953,378)
                                        ------------   -------------
                                        $    370,460          18,822
                                        ============   =============


            See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .   $   39,824         --           48,696         --
                                                    ----------    ----------    ----------    ----------
                                                        39,824         --           48,696         --
                                                    ----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       20,805        23,652        69,370        68,229
  Professional services . . . . . . . . . . . . .        2,291         8,090        25,191        37,965
  Management fees to General Partners . . . . . .       62,437         --           62,437         --
  General and administrative. . . . . . . . . . .       18,766        15,776        70,653        59,842
                                                    ----------    ----------    ----------    ----------
                                                       104,299        47,518       227,651       166,036
                                                    ----------    ----------    ----------    ----------

                                                       (64,475)      (47,518)     (178,955)     (166,036)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --           22,367     3,572,177        67,101
                                                    ----------    ----------    ----------    ----------

        Earnings (loss) before gain on sale of
          indirect interest . . . . . . . . . . .      (64,475)      (25,151)    3,393,222       (98,935)

Partnership's share of gain on sale of
  indirect partnership interest . . . . . . . . .        --            --          343,038         --
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (64,475)      (25,151)    3,736,260       (98,935)
                                                    ==========    ==========    ==========    ==========







                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - Continued




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2001          2000          2001          2000
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited
          partnership interest:
            Earnings (loss) before gain on sale
              of indirect interest. . . . . . . .   $      (62)          (24)        3,261           (95)
            Partnership's share of gain on sale
              of indirect partnership interest. .        --            --              340         --
                                                    ----------    ----------    ----------    ----------
                                                    $      (62)          (24)        3,601           (95)
                                                    ==========    ==========    ==========    ==========

        Cash distribution per limited
          partnership interest. . . . . . . . . .   $    1,000         --            1,000         --
                                                    ==========    ==========    ==========    ==========





















                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)


                                                2001         2000
                                             ----------   ----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . .    $3,736,260      (98,935)
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . . .    (3,572,177)     (67,101)
    Partnership's share of gain on sale
      of indirect partnership interest. .      (343,038)       --
  Changes in:
    Interest receivable . . . . . . . . .        (2,412)       --
    Accounts payable. . . . . . . . . . .         7,592       (2,329)
    Amounts due to affiliates . . . . . .        68,415         (812)
    Amounts due to affiliates -
      accrued interest. . . . . . . . . .        62,417       56,741
    Note payable to an affiliate -
      accrued interest. . . . . . . . . .         --          11,488
                                             ----------   ----------
          Net cash provided by (used in)
            operating activities. . . . .       (42,943)    (100,948)

Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture. . . . . . . .     1,435,703        --
  Partnership's distribution from
    unconsolidated venture
    - sale proceeds . . . . . . . . . . .       343,038        --
                                             ----------   ----------
          Net cash provided by
            investing activities. . . . .     1,778,741        --
                                             ----------   ----------
Cash flows from financing activities:
  Amounts received from affiliates. . . .        40,000       85,000
  Payment on note payable to affiliate. .      (390,110)       --
  Distributions to general partners . . .       (37,462)       --
  Distributions to limited partners . . .      (999,000)       --
                                             ----------   ----------
          Net cash provided by (used in)
            financing activities. . . . .    (1,386,572)      85,000
                                             ----------   ----------
          Net increase (decrease) in cash
            and cash equivalents. . . . .       349,226      (15,948)
          Cash and cash equivalents,
            beginning of year . . . . . .        18,822       18,146
                                             ----------   ----------
          Cash and cash equivalents,
            end of period . . . . . . . .    $  368,048        2,198
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

                      SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)


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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 237 Partnership and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     The future source of cash to the Partnership is generally limited to the Partnership's share of proceeds from the sale of its indirect interest in the 237 Partnership. Previously, the Partnership had received advances from JMB to fund operating expenses. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $390,000) of the note in May 2001.

     The Partnership made a distribution of $999,000 ($1,000 per Interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. This distribution is the result of the return of remaining collateral held pursuant to the indemnification agreement after the repayment of the JMB note, as described more fully above. In connection with this distribution, the General Partners also received a distribution of $37,463 and a management fee of $62,437. As discussed below the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989, 1990 and 2001, the General Partners have loaned $399,900 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of September 30, 2001, $594,610 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, it is not expected that such amounts will be repaid.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the 1290 sale proceeds, the Partnership, as of September 30, 2001, has recorded a receivable of approximately $29,000 for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $10,409 and $11,393 for the nine months ended September 30, 2001, and 2000, respectively, all of which was paid at September 30, 2001.

     JMB Insurance Agency, Inc, an affiliate of the General Partners, earned insurance brokerage commission for the nine months ended
September 30, 2001 and 2000 of $0 and $282, respectively, all of which was paid at September 30, 2001, in connection with the provision of insurance coverage for the Partnership. Such commission is at a rate set by insurance companies for the class of coverage provided.

     JMB advanced the Partnership $40,000 during 2001. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bore interest at the applicable Federal rate, which has ranged between 4.58% and 5.82% per annum during 2001. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $0 and $350,110 as of September 30, 2001 and December 31, 2000, respectively. Previously, the Partnership's sole source of capital to pay for continuing operations had been advances from JMB. In May 2001, a portion of the funds received by the Partnership from JMB/NYC's sale of its indirect interest in the 1290 Partnership and the release of the remaining collateral under the indemnification agreement, described above, was used to repay approximately $390,000 of advances, which was the entire amount due JMB under the note.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     Previously the Partnership's sole source of capital to fund continuing operations had been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During 2001, JMB advanced the Partnership $40,000. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. In May 2001, the Partnership received its share of the 1290 sale proceeds (approximately $340,000) and the remaining collateral amount under the indemnification agreement (approximately $1,436,000) and paid the entire outstanding principal and accrued interest of the JMB note of approximately $390,000.

     The Partnership made a distribution of $999,000 ($1,000 per interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. In connection with this distribution, the General Partners also received a distribution of $37,463 and a management fee of $62,437. As discussed in the Notes, the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. This distribution is the result of the return of remaining collateral amount under the indemnification agreement after the repayment of the note, as described more fully above. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the 1290 sale proceeds, the Partnership, as of September 30, 2001, has recorded a receivable of approximately $29,000 for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000 including interest at the default rate (as defined) of 12-3/4% per annum.

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

     The future source of cash to the Partnership is generally limited to the Partnership's share of proceeds from the sale of its indirect interest in the 237 Partnership. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale or other disposition of 237 Park Avenue or JMB/NYC's interest in the 237 Partnership, Holders of Interests will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain will be recognized in 2001. The remainder would be recognized upon the disposition of JMB/NYC's indirect interest in 237 Partnership.
For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

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

RESULTS OF OPERATIONS

     The increase in cash at September 30, 2001 as compared to December 31, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership.

The Partnership received such amounts in May 2001. This is partially offset by a distribution of $999,000 to the Holders of Interest made in September of 2001.

     The decrease in note payable to an affiliate - current portion as of September 30, 2001 compared to December 31, 2000 is due to this note being repaid in May 2001.

     The increase in amounts due to affiliates as of September 30, 2001 as compared to December 31, 2000 is primarily due to an additional loan of approximately $100,000 from the General Partners due to the September 2001 distribution and required loan back of the Distributable Cash paid to the General Partners and the accrual of interest on such loans during 2001. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. The increase is partially offset by interest receivable accrued by the Partnership (and netted against amounts due to affiliates) in accordance with the guaranty agreement described in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of September 30, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The increase in interest income for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is due to interest accrued in accordance with the JMB guaranty agreement described above and temporary investment of the cash received in May 2001 as described above.

     The decrease in professional services for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to a decrease in fees for accounting services during 2001.

     The increase in management fees to General Partners for the three and nine months ended September 30, 2001 as compared to the same period in 2000 is a result of the distribution of cash flow from operations to the General Partners and the Holders of Interests in September 2001. This management fee is based upon a percentage of the aggregate distribution of cash flow from operations.

     The increase in general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to increased investor service costs during 2001.

     The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership, as well as interest earned during 2001 on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the three and nine months ended September 30, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note is secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from the sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC does not have funds to pay the Purchase Note. The limited partners of JMB/NYC, as creditors of JMB/NYC through their acquisition of a tranche of the Purchase Note, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at September 30, 2001, was approximately $164,760,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note, which discussion is hereby incorporated herein by reference.



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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 9, 2001