Form 10-K405
period 2001-12-31
JMB MANHATTAN ASSOCIATES LTD
filed 2002-03-29
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Act of 1934


For the fiscal year
ended December 31, 2001                Commission File Number 0-14547


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

                           TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .   8

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure . . . . . . . . . .  31


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  31

Item 11.     Executive Compensation . . . . . . . . . . .  34

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  35

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  36


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  36


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  40

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

     As part of the Agreement, JMB/NYC and the Olympia & York affiliates agreed to file a pre-arranged bankruptcy plan for reorganization under Chapter 11 of the Bankruptcy Code in order to facilitate the restructuring of the Joint Ventures between JMB/NYC and the Olympia & York affiliates and the debt encumbering the two properties remaining after the sale of the 2 Broadway Building. In June 1995, the 2 Broadway Joint Ventures filed their pre-arranged bankruptcy plans for reorganization, and in August 1995, the bankruptcy court entered an order confirming their plans of reorganization. In September 1995, the sale of the 2 Broadway Building was completed. Such sale did not result in any distributable proceeds to JMB/NYC or the Olympia

York affiliates.

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

     The Plan provided that JMB/NYC had an indirect limited partnership interest which, before taking into account significant preferences to other partners, equaled approximately 4.9% of the reorganized and restructured ventures owning 237 Park and 1290 Avenue of the Americas (the "Properties"). Neither O&Y nor any of its affiliates retained any direct or indirect continuing interest in the Properties. The new ownership structure gave control of the Properties to an unaffiliated real estate investment trust ("REIT") owned primarily by holders of the first mortgage debt that encumbered the Properties prior to the bankruptcy. JMB/NYC had, under certain limited circumstances through January 1, 2001, rights of consent regarding sale of the Properties or the consummation of certain other transactions that would have significantly reduced indebtedness of the Properties. In general, at any time on or after January 2, 2001, an affiliate of the REIT had the right to purchase JMB/NYC's interest in the Properties for an amount based on a formula relating to the operations of the Properties (the "Formula Price").

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnifica-tion (which was reduced to $14,285,000 and then terminated as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund costs of its winding down are the Partnership's share of the proceeds from the sale of JMB/NYC's indirect interest in 237 Park and its existing cash reserves.

     In 1996, the Affiliated Partners entered into a joint and several obligation to indemnify the REIT to the extent of $25 million to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations. Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the

Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership prior to its sale in January 2002 was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership elected to acquire JMB/NYC's interest, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership received its share of sale proceeds, approximately $159,000, in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000, of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. Its shares of the sale proceeds and collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interest in the 1290 Partnership (prior to its sale in March 2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase
Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

     The source of cash to the Partnership is generally limited to its existing cash reserves and its share of proceeds from the sale of its indirect interest in the 237 Partnership. In January 2002, such sale was completed and JMB/NYC received approximately $650,000 in proceeds. Such amounts was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000, in March 2002. Previously, the Partner-ship had received advances from JMB to fund operating expenses. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $397,000) of the note in May 2001.

     The Partnership made a distribution of $999,000 ($1,000 per Interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. This distribution is the result of the return of remaining collateral held pursuant to the indemnification agreement after the repayment of the JMB note, as described more fully above. In connection with this distribution, the General Partners also received a distribution of $37,462 and a management fee of $62,437. The General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below and in the Notes to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership had owned, indirectly through JMB/NYC and the Joint Ventures, an interest in the Properties. Upon the Effective Date of the Plan, JMB/NYC's ownership interests in the Properties were converted to limited partnership interests. As a result of the restructuring that occurred in 1999, the Partnership owned through JMB/NYC (i) an indirect interest in 1290 Avenue of the Americas (prior to its sale in March of 2001) and (ii) an indirect interest in 237 Park and certain other investments (prior to its sale in January 2002).

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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 2000 and 2001.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 2001, there were 864 record holders of the 998 outstanding Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The Interests have not been registered under the Securities Act of 1933, as amended, or (with certain exceptions) under State securities laws. Transfers of the Interests must be made in compliance with applicable Federal and State securities laws and are subject to the consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized Holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a Holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized Holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to Holders of Interests. The purchase money note issued by JMB/NYC in connection with its acquisition of interests in the 237 Park Avenue and 1290 Avenue of the Americas investment properties requires that any distributions payable to JMB/NYC with respect to such investment properties be applied to reduce the outstanding principal and interest on the purchase money note. Reference is made to the Notes for discussions of the provisions of the Partnership Agreement relating to cash distributions and the terms of the purchase money note. Future cash distributions by the Partnership are dependent upon the Partnership's share of proceeds from the sale of JMB/NYC's indirect interest in the 237 Partnership and the Partnership's cash reserves. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

ITEM 6.  SELECTED FINANCIAL DATA       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)
                          YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                2001         2000          1999           1998          1997
                           ------------    ----------    ----------    ----------   -----------
Total income. . . . . . .  $     57,905         --           20,757         --            --
                           ============    ==========    ==========    ==========   ===========
Earnings (loss) before
 gain on sale of indirect
 partnership interest . .  $  3,333,197      (120,255)    2,542,891      (161,877)     (206,892)
Partnership's share of
 gain on sale of indirect
 partnership interest . .       343,038         --            --            --            --
                           ------------    ----------    ----------    ----------   -----------
Net earnings (loss) . . .  $  3,676,235      (120,255)    2,542,891      (161,877)     (206,892)
                           ============    ==========    ==========    ==========   ===========
Net earnings (loss) per
 Interest: (b)
   Earnings (loss)
     before gain on sale
     of indirect partner-
     ship interest. . . .  $      3,206          (116)        2,444          (156)         (199)
   Partnership's share of
    gain on sale of
    indirect partnership
    interest. . . . . . .           340         --            --            --            --
                           ------------    ----------    ----------    ----------   -----------
                           $      3,546          (116)        2,444         (156)          (199)
                           ============    ==========    ==========    ==========   ===========
Total assets. . . . . . .  $    336,438        18,822        18,146         4,894           971
Cash distributions per
  Interest (b)(c) . . . .  $      1,000         --            --            --            --
                           ============    ==========    ==========    ==========   ===========

---------
    (a)  The above selected financial data should be read in conjunction with the financial statements of the
Partnership and the related notes appearing elsewhere in this annual report.

    (b)  The net earnings (loss) and cash distributions per Interest are based upon the number of Interests outstanding at the end of each period.

    (c)  Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Holders of Interests since the inception of the Partnership have represented a return of capital.

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

     Previously the Partnership's sole source of capital to fund continuing operations had been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During 2001, JMB advanced the Partnership $40,000. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. In May 2001, the Partnership received its share of the proceeds (approximately $340,000) from the sale of the interest in the 1290 Partnership and the remaining collateral amount under the indemnification agreement (approximately $1,436,000) and paid the entire outstanding principal and accrued interest of the JMB note of approximately $397,000.

     The Partnership made a distribution of $999,000 ($1,000 per interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. In connection with this distribution, the General Partners also received a distribution of $37,462 and a management fee of $62,437. As discussed in the Notes, the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. This distribution is the result of the return of remaining collateral amount under the indemnification agreement after the repayment of the note payable to JMB, as described more fully above. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the sale proceeds for the 1290 Partnership interest, the Partnership, as of December 31, 2001, has recorded a receivable of approximately $37,000 for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than

1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership exercised its right to purchase the interest in the 237 Partnership in January 2002, and JMB/NYC received sale proceeds of $650,000. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership's share of such sale proceeds, approximately $159,000 was received in March 2002.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. Its shares of the sale proceeds and collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

Due to the Restructuring as discussed above, the maximum indemnification obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the maximum indemnification obligation cancelled and the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability as of December 31, 2000 in the accompanying financial statements.

     The source of cash to the Partnership is generally limited to its existing cash reserves and its share of proceeds from the sale of its indirect interest in the 237 Partnership. In January 2002, such sale was completed and JMB/NYC received approximately $650,000 in proceeds, which was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000 in March 2002. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's interest in the 1290 Partnership and the sale of JMB/NYC's interest in the 237 Partnership, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized in 2001. The remainder will be recognized as a result of the disposition of JMB/NYC's indirect interest in the 237 Partnership in 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's only remaining investment property was its indirect interest through JMB/NYC in the 237 Partnership. As a result of the sale of JMB/NYC's interest in the 237 Partnership in January 2002, the Partnership currently anticipates that its liquidation and termination will occur during 2002, barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The increase in cash at December 31, 2001 as compared to December 31, 2000 is primarily due to the receipt of the Partnership's share of the collateral returned to JMB/NYC upon termination of the indemnification agreement in March 2001 and the Partnership's share of the proceeds of the March 23, 2001 sale of JMB/NYC's indirect interest in the 1290 Partnership.

The Partnership received such amounts in May 2001. This is partially offset by the note payable to JMB being repaid in May 2001 and a distribution of $999,000 to the Holders of Interest made in September of 2001.

     The decrease in note payable to an affiliate - current portion as of December 31, 2001 compared to December 31, 2000 is due to this note being repaid in May 2001.

     The increase in amounts due to affiliates as of December 31, 2001 as compared to December 31, 2000 is primarily due to an additional loan of approximately $100,000 from the General Partners due to the September 2001 distribution and required loan back of the Distributable Cash paid to the General Partners and the accrual of interest on such loans during 2001. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. The increase is partially offset by interest receivable accrued by the Partnership (and netted against amounts due to affiliates) in accordance with the guaranty agreement described in the Notes.

     The decrease in the Partnership's share of the maximum unfunded obligation under the indemnification agreement as of December 31, 2001, compared to December 31, 2000, is primarily due to the termination of such indemnification agreement upon sale of JMB/NYC's indirect interest in the 1290 Partnership on March 23, 2001.

     The increase in interest income for the year ended December 31, 2001 as compared to the same periods in 2000 and 1999 is due to interest accrued in accordance with the JMB guaranty agreement described above.

      The dividend income for the year ended December 31, 1999 is due to dividends paid by Carlyle Investors, Inc. and Carlyle Managers, Inc. to the Partnership (as a shareholder of both such corporations) as a result of amounts distributed by JMB/NYC related to the release of collateral under the indemnification agreement discussed above.

     Interest expense for the year ended December 31, 2001 is primarily related to the interest accrued on the loans payable to the General Partners which are classified as amounts due to affiliates. The decrease in interest expense for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to the Partnership's payment, in December 1999, of $1,105,187, which reduced the principal and deferred interest of the note payable to an affiliate (i.e., JMB) and therefore reduced the amount of interest accrued on such note in 2000. Additionally, the decrease in interest expense is due to the 1999 retirement of approximately $671,000 of obligations to fund additional paid-in capital to Carlyle Investors, Inc. and Carlyle Managers, Inc. Reference is made to the Notes for further discussion of retirement of these obligations.

     Management fees to General Partners for the year ended December 31, 2001 is a result of the distribution of cash flow from operations to the General Partners and the Holders of Interests in September 2001. This management fee is based upon a percentage of the aggregate distribution of cash flow from operations.

     The increase in general and administrative expenses for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily due to an increase in investor reporting costs in 2001. The decrease in general and administrative expenses for the year ended
December 31, 2000 as compared to the year ended December 31, 1999 is primarily due to a general decrease in fees for administrative and outsourced financial reporting services during 2000.

     The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during 1999 of $2,809,020 is a result of the Partnership's share of the reduction of the maximum indemnification obligation due to the Restructuring. The Partnership's share of the reduction of the maximum unfunded obligation under and income related to termination of the indemnification agreement recognized as income during 2001 of $3,572,177 is a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership in March of 2001 and release of the Partnership's and other Affiliated Partners' indemnification obligation relating to the interest in the 1290 Partnership. Additionally, 1999 and 2000 include interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC. Such interest income earned reduced the Partnership's proportionate share of the maximum unfunded obligation under the indemnification agreement. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income for the year ended December 31, 2000 is a result of interest earned on amounts contributed by the Partnership and held in escrow for JMB/NYC.

     The Partnership's share of gain on sale of indirect partnership interest for the year ended December 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)



                                 INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2001 and 2000

Statements of Operations, years ended December 31,
  2001, 2000 and 1999

Statements of Partners' Capital Accounts (Deficits), years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows, years ended December 31,
  2001, 2000 and 1999

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Manhattan Associates, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.








                                        KPMG LLP


Chicago, Illinois
March 25, 2002

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001              2000
                                                                        ------------      -----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $    335,913           18,822
  Interest receivable . . . . . . . . . . . . . . . . . . . . . . . .            525            --
                                                                        ------------      -----------
                                                                        $    336,438           18,822
                                                                        ============      ===========





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            2001              2000
                                                                        ------------      -----------
Current liabilities:
  Note payable to an affiliate - current portion. . . . . . . . . . .   $      --             350,110
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         15,482              240
  Amounts due to affiliates, net. . . . . . . . . . . . . . . . . . .        973,333          824,148
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .        988,815        1,174,498

Partnership's share of the maximum unfunded obligation
  under the indemnification agreement . . . . . . . . . . . . . . . .          --           2,136,474
Distributions received in excess of recorded investment . . . . . . .        661,228          661,228
                                                                        ------------      -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      1,650,043        3,972,200

Partners' capital accounts (deficits):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,500            1,500
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .     (1,158,224)      (1,294,982)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .       (774,962)        (737,500)
                                                                        ------------      -----------
                                                                          (1,931,686)      (2,030,982)
                                                                        ------------      -----------
  Limited partners:
      Capital contributions, net of offering costs. . . . . . . . . .     57,042,489       57,042,489
      Cumulative net losses . . . . . . . . . . . . . . . . . . . . .    (37,425,408)     (40,964,885)
      Cumulative cash distributions . . . . . . . . . . . . . . . . .    (18,999,000)     (18,000,000)
                                                                        ------------      -----------
                                                                             618,081       (1,922,396)
                                                                        ------------      -----------
          Total partners' capital accounts (deficits) . . . . . . . .     (1,313,605)      (3,953,378)
                                                                        ------------      -----------
                                                                        $    336,438           18,822
                                                                        ============      ===========


                               See accompanying notes to financial statements.

<table>                                JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                            2001            2000            1999
                                                       ------------     ------------    ------------
Income:
  Interest income . . . . . . . . . . . . . . . . .    $     57,905            --              --
  Dividend income . . . . . . . . . . . . . . . . .           --               --             20,757
                                                       ------------     ------------    ------------
                                                             57,905            --             20,757
                                                       ------------     ------------    ------------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . . .          92,994           92,116         139,900
  Professional services . . . . . . . . . . . . . .          50,279           43,865          61,625
  Management fees to General Partners . . . . . . .          62,437            --              --
  General and administrative. . . . . . . . . . . .          91,175           73,742          85,361
                                                       ------------     ------------    ------------
                                                            296,885          209,723         286,886
                                                       ------------     ------------    ------------
                                                           (238,980)        (209,723)       (266,129)
Partnership's share of the reduction of
  the maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . . .       3,572,177           89,468       2,809,020
                                                       ------------     ------------    ------------
Earnings (loss) before gain on sale of
  indirect partnership interest . . . . . . . . . .       3,333,197         (120,255)      2,542,891
Partnership's share of gain on sale of indirect
  partnership interest. . . . . . . . . . . . . . .         343,038            --              --
                                                       ------------     ------------    ------------
      Net earnings (loss) . . . . . . . . . . . . .    $  3,676,235         (120,255)      2,542,891
                                                       ============     ============    ============
      Net earnings (loss) per limited
       partnership interest:
        Earnings (loss) before gain on sale
          of indirect partnership interest. . . . .    $      3,206             (116)          2,444
        Partnership's share of gain on sale of
          indirect partnership interest . . . . . .             340            --              --
                                                       ------------     ------------    ------------
                                                       $      3,546             (116)          2,444
                                                       ============     ============    ============
      Cash distribution per limited partnership
        interest. . . . . . . . . . . . . . . . . .    $      1,000            --              --
                                                       ============     ============    ============

                               See accompanying notes to financial statements.

                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             GENERAL PARTNERS                                     LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                            NET       CASH                     NET OF       NET        CASH
                CONTRI-   EARNINGS   DISTRIBU-                OFFERING    EARNINGS    DISTRIBU-
                BUTIONS    (LOSS)    TIONS          TOTAL      COSTS       (LOSS)     TIONS          TOTAL
                -------  ---------- -----------  ----------------------  ----------   ----------  -----------

Balance
 (deficits)
 December 31,
 1998 . . . . . $1,500   (1,391,888)  (737,500)  (2,127,888)57,042,489  (43,290,615)(18,000,000)  (4,248,126)

Net earnings
 (loss) . . . .   --        101,716      --         101,716      --       2,441,175       --       2,441,175
                ------   ----------  ---------  ----------------------  ----------- -----------  -----------

Balance
 (deficits)
 December 31,
 1999 . . . . .  1,500   (1,290,172)  (737,500)  (2,026,172)57,042,489  (40,849,440)(18,000,000)  (1,806,951)

Net earnings
 (loss) . . . .    --        (4,810)     --          (4,810)     --        (115,445)      --        (115,445)
                ------   ----------  ---------  ----------------------  ----------- -----------  -----------




                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                                     LIMITED PARTNERS
                ---------------------------------------------    -------------------------------------------------
                                                               CONTRI-
                                                               BUTIONS
                            NET       CASH                     NET OF       NET        CASH
                CONTRI-   EARNINGS   DISTRIBU-                OFFERING    EARNINGS    DISTRIBU-
                BUTIONS    (LOSS)    TIONS          TOTAL      COSTS       (LOSS)     TIONS          TOTAL
                -------  ---------- -----------  ----------------------  ----------   ----------  -----------

Balance
 (deficits)
 December 31,
 2000 . . . . .  1,500   (1,294,982)  (737,500)  (2,030,982)57,042,489  (40,964,885)(18,000,000)  (1,922,396)

Cash distri-
 butions
 ($1,000 per
 limited
 partnership
 interest). . .   --          --       (37,462)     (37,462)     --           --       (999,000)    (999,000)

Net earnings
 (loss) . . . .   --        136,758      --         136,758      --       3,539,477       --       3,539,477
                ------   ----------  ---------  ----------------------  ----------- -----------  -----------
Balance
 (deficits)
 December 31,
 2001 . . . . . $1,500   (1,158,224)  (774,962)  (1,931,686)57,042,489  (37,425,408)(18,999,000)     618,081
                ======   ==========  =========  ======================  =========== ===========  ===========












                                See accompanying notes to financial statements.

                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                                     2001          2000          1999
                                                                 ------------  -----------   -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .   $ 3,676,235     (120,255)    2,542,891
  Items not requiring (providing) cash or cash equivalents:
    Partnership's share of the reduction of the maximum unfunded obligation under and income related to the termination
      of the indemnification agreement. . . . . . . . . . . . .    (3,572,177)     (89,468)   (2,809,020)
    Partnership's share of gain on sale of indirect partnership
      interest. . . . . . . . . . . . . . . . . . . . . . . . .      (343,038)       --            --
  Changes in:
    Interest receivable . . . . . . . . . . . . . . . . . . . .          (525)       --            --
    Accounts payable. . . . . . . . . . . . . . . . . . . . . .        15,242       (3,062)       (5,104)
    Amounts due to affiliates, net. . . . . . . . . . . . . . .        63,146       (3,655)      (10,378)
    Amounts due to affiliates - accrued interest. . . . . . . .        86,039       75,655        90,924
    Note payable to an affiliate - accrued interest . . . . . .         --          16,461        49,576
                                                                  -----------  -----------   -----------
          Net cash provided by (used in) operating activities .       (75,078)    (124,324)     (141,111)
                                                                  -----------  -----------   -----------
Cash flows from investing activities:
  Partnership's distribution from unconsolidated venture. . . .     1,435,703        --        1,027,452
  Partnership's distribution from unconsolidated venture -
    sale proceeds . . . . . . . . . . . . . . . . . . . . . . .       343,038        --            --
  Partnership's advance to affiliated entity. . . . . . . . . .         --           --         (105,187)
  Partnership's repayments from affiliated entity . . . . . . .         --           --          105,187
                                                                  -----------  -----------   -----------
          Net cash provided by (used in) investing activities .     1,778,741        --        1,027,452
                                                                  -----------  -----------   -----------
  Cash flows from financing activities:
    Payments on note payable to affiliate . . . . . . . . . . .      (390,110)       --       (1,105,187)
    Payments on amounts due to affiliates . . . . . . . . . . .         --           --          (58,089)
    Amounts received from affiliates. . . . . . . . . . . . . .        40,000      125,000       290,187
    Distributions to general partners . . . . . . . . . . . . .       (37,462)       --            --
    Distributions to limited partners . . . . . . . . . . . . .      (999,000)       --            --
                                                                  -----------  -----------   -----------
          Net cash provided by (used in) financing activities .    (1,386,572)     125,000      (873,089)
                                                                  -----------  -----------   -----------
          Net increase (decrease) in cash . . . . . . . . . . .       317,091          676        13,252
          Cash, beginning of year . . . . . . . . . . . . . . .        18,822       18,146         4,894
                                                                  -----------  -----------   -----------
          Cash, end of year . . . . . . . . . . . . . . . . . .   $   335,913       18,822        18,146
                                                                  ===========  ===========   ===========




                                        JMB/MANHATTAN ASSOCIATES, LTD.
                                            (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CASH FLOWS - CONTINUED


                                                                     2001          2000          1999
                                                                 ------------  -----------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . .   $     6,955        --            --
                                                                  ===========  ===========   ===========

  Non-cash investing and financing activities:
    Net distributions in excess of recorded investment. . . . .   $     --           --          661,228
                                                                  ===========  ===========   ===========
































                                See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001, 2000 AND 1999


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property (prior to the sale of JMB/NYC's interest in March 2001). Due to the Restructuring in November 1999, JMB/NYC owned an indirect interest in the partnership that owns 237 Park Avenue and certain other investments (prior to the sale of JMB/NYC's interest in January 2002) JMB/NYC's interest in that partnership was significantly less than 1% of such partnership.

     The equity method of accounting had been applied with respect to the Partnership's indirect 25% interest in JMB/NYC through Property Partners, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it is no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership had no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring which was terminated upon sale of JMB/NYC's interest of the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which owned the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture will not be recognized.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2001 and 2000 is summarized as follows:

                             2001                   2000
                     ----------------------------------------------
                                  TAX BASIS              TAX BASIS
                      GAAP BASIS (UNAUDITED)  GAAP BASIS(UNAUDITED)
                      ---------- -----------  ---------------------
Total assets. . . . . $  336,438   7,064,091      18,822  7,141,905
Partners' capital
 accounts (deficits):
  General partners. . (1,931,686)(13,761,868) (2,030,982)(21,232,229)
  Limited partners. .    618,081 (42,004,698) (1,922,396)(66,014,138)
 Net income (loss):
  General partners. .    136,758   7,507,824      (4,810)    50,182
  Limited partners. .  3,539,477  25,008,440    (115,445) 1,204,375
 Net income (loss)
  per limited part-
  nership interest. .      3,546      25,059        (116)     1,206
                      ========== =========== =======================

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

     In October 1994, the Partnership and its affiliated partners (together with the Partnership, the "Affiliated Partners"), through JMB/NYC, entered into an agreement (the "Agreement") with affiliates (the "Olympia & York affiliates") of Olympia & York Developments, Ltd. ("O&Y") who were the venture partners in the joint ventures (the "Joint Ventures") that owned 237 Park Avenue, 1290 Avenue of the Americas and 2 Broadway Building, to resolve certain disputes among the Affiliated Partners and the Olympia & York affiliates. In general, the parties agreed to: (i) restructure the first mortgage loan; (ii) sell the 2 Broadway Building; (iii) reduce or eliminate approval rights of JMB/NYC with respect to virtually all property management, leasing, sale or refinancing; (iv) amend the Joint Ventures' agreements to eliminate any funding obligations by JMB/NYC; and (v) establish a new preferential cash distribution level for the Olympia & York affiliates. In accordance with the Agreement and in anticipation of the sale of the 2 Broadway Building, the unpaid first mortgage indebtedness previously allocated to 2 Broadway Building was allocated in 1994 to 237 Park Avenue and 1290 Avenue of the Americas.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnifica-tion (which was reduced to $14,285,000 and then terminated as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund costs of its winding up are its existing cash reserves and its share of the proceeds from the sale of JMB/NYC's indirect interest in 237 Park.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interest in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC sold its indirect interest in the 1290 Partnership, and as a result, the maximum indemnification obligation was reduced to $0 and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which is reflected as a liability as of December 31, 2000, in the accompanying financial statements.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to purchase JMB/NYC's interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. Its shares of the sale proceeds and collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC as creditors, and the holder of the Purchase Note have agreed to certain steps if the Purchase Note is not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at December 31, 2001, was approximately $170,068,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interest in the 1290 Partnership or the 237 Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages.

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

     The source of cash to the Partnership is generally limited to its existing cash reserves and its share of proceeds from the sale of its indirect interest in the 237 Partnership. In January 2002, such sale was completed and JMB/NYC received approximately $650,000 in proceeds. Such amounts was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000, in March of 2002. Previously, the Partnership had received advances from JMB to fund operating expenses. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $397,000) of the note in May 2001.

     The Partnership made a distribution of $999,000 ($1,000 per Interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. This distribution is the result of the return of remaining collateral held pursuant to the indemnification agreement after the repayment of the JMB note, as described more fully above. In connection with this distribution, the General Partners also received a distribution of $37,462 and a management fee of $62,437. The General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

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

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989, 1990 and 2001, the General Partners have loaned $399,900 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 2001 and 2000, $618,234 and $532,196,
respectively, represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the proceeds from the sale of the interest in the 1290 Partnership, the Partnership, as of December 31, 2001, has recorded a receivable of approximately $37,000 for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $15,490, $12,146 and $16,633 for 2001, 2000 and 1999, respectively, of which $2,175 was unpaid at December 31, 2001.

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

     JMB advanced the Partnership $40,000, $125,000 and $290,187 during 2001, 2000 and 1999, respectively. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. The balance of the note, including accrued and deferred interest, was $0, $350,110 and $208,649 as of December 31, 2001, 2000 and 1999, respectively.

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

INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for JMB/NYC as of and for the years ended December 31, 2001 and 2000 is as follows:

                                             2001          2000
                                         ------------  ------------

Current assets. . . . . . . . . . . . .  $     21,952           718
Current liabilities . . . . . . . . . .  (170,067,781) (151,161,635)
                                         ------------  ------------
   Working capital (deficit). . . . . .  (170,045,829) (151,160,917)
                                         ------------  ------------
Escrow deposits . . . . . . . . . . . .         --        5,740,104
Other liabilities . . . . . . . . . . .      (445,504)     (445,504)
Maximum obligation under the
 indemnification agreement. . . . . . .         --      (14,285,000)
Venture partners' deficit . . . . . . .   132,169,830   124,748,946
                                         ------------  ------------
   Partnership's capital (deficit). . .  $(38,321,503)  (35,402,371)
                                         ============  ============
Represented by:
 Invested capital . . . . . . . . . . .  $ 54,596,097    54,596,097
 Cumulative net losses. . . . . . . . .   (80,896,522)  (79,413,094)
 Cumulative cash distributions. . . . .   (12,021,078)  (10,585,374)
                                         ------------  ------------
                                         $(38,321,503)  (35,402,371)
                                         ============  ============
Total income. . . . . . . . . . . . . .  $     39,109       357,872
                                         ============  ============
Reduction in maximum obligation under
  the indemnification agreement . . . .  $ 14,285,000         --
                                         ============  ============
JMB/NYC's gain on sale. . . . . . . . .  $  1,400,014         --
                                         ============  ============
Expenses. . . . . . . . . . . . . . . .  $ 20,321,323    18,011,831
                                         ============  ============
Net income (loss) . . . . . . . . . . .  $ (4,597,200)  (17,653,959)
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

     The total income, reduction in maximum obligation under the indemnification agreement, expenses and net income (loss) for JMB/NYC for the year ended December 31, 1999 were $532,211, $10,715,000, $15,918,879 and ($4,671,668), respectively.



SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                            2001
                      -----------------------------------------------
                            3/31       6/30       9/30        12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $     --         8,872     39,824       9,209
                        =========== ========== ==========  ==========
Earnings (loss) before
 gain on sale of
 indirect interest. . . $ 3,491,520    (33,823)   (64,475)    (60,025)
Partnership's share of
 gain on sale of
 indirect partnership
 interest . . . . . . .     343,038      --         --          --
                        ----------- ---------- ----------  ----------
Net earnings (loss) . . $ 3,834,558    (33,823)   (64,475)    (60,025)
                        =========== ========== ==========  ==========
Net earnings (loss)
 per Interest:
  Earnings (loss)
   before gain on
   sale of indirect
   interest . . . . . . $     3,355        (32)       (62)        (58)
  Partnership's share
   of gain on sale
   of indirect part-
   nership interest . .         340      --         --          --
                        ----------- ---------- ----------  ----------
                        $     3,695        (32)       (62)        (58)
                        =========== ========== ==========  ==========


                                            2000
                      -----------------------------------------------
                            3/31       6/30       9/30        12/31
                        ----------- ---------- ----------  ----------
Total income. . . . . . $     --         --         --          --
                        =========== ========== ==========  ==========

Net earnings (loss) . . $   (41,870)   (31,914)   (25,151)    (21,320)
                        =========== ========== ==========  ==========
Net earnings (loss)
 per Interest . . . . . $       (40)       (31)       (24)        (21)
                        =========== ========== ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 2001 and 2000.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, JMB/Manhattan Investors, Inc., is a wholly-owned subsidiary of JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned, indirectly, by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that generally the sale of all or any substantial portion of the Partnership's interest in JMB/NYC or of all or any substantial portion of JMB/NYC's interests in the Properties, unless required by an agreement or instrument relating to such interests, must be approved by an Associate General Partner of the Partnership, BPA Associates, L.P., an Illinois limited partnership with JMB/Manhattan Investors, Inc. as the sole general partner. The limited partners of BPA Associates, L.P. are generally JMB, current or former officers and directors of JMB and their affiliates. The other Associate General Partner of the Partnership is APB Associates, L.P., an Illinois limited partnership, that has BPA Associates, L.P. as general partner and generally current or former officers of Merrill Lynch, Pierce, Fenner & Smith Incorporated or its affiliates as limited partners.

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

     The names, current positions and length of service therein of the directors and the executive officers of the Corporate General Partner are as follows:
                                                        SERVED IN
NAME                     OFFICE                         OFFICE SINCE
----                     ------                         ------------
Judd D. Malkin           Chairman                       12/27/84
Neil G. Bluhm            President                      08/08/95
Gary Nickele             Vice President                 12/27/84
H. Rigel Barber          Vice President                 12/27/84
                         Director                       12/22/00
Gailen J. Hull           Vice President                 12/27/84
Patrick J. Meara         Director                       04/16/01
                         Vice President                 08/08/00

     There is no family relationship among any of the foregoing officers or directors. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 13, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 13, 2002. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which the director or any officer was elected as such.

     The foregoing directors and officers are also officers and/or directors of JMB. JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XIV.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Certain of such officers and directors are also partners, directly or indirectly, in the associate general partners in the Partnership, Carlyle-XIII and Carlyle-XIV.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 64) is Chairman, a director and Chief Financial Officer of JMB. Mr. Malkin is also Chairman and Chief Financial Officer of Carlyle Managers, Inc., the general partner of JMB/NYC, an individual general partner of JMB Income-V and an officer and/or director of various other JMB affiliates. He has been associated with JMB since October, 1969.

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

     Neil G. Bluhm (age 64) is President and a director of JMB. He is also Executive Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC, an individual general partner of JMB Income-V and an officer and/or director of various other JMB affiliates. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds.

He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     Gary Nickele (age 49) is Executive Vice President and General Counsel of JMB. Mr. Nickele is also a Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC, and an officer and/or director of various other JMB affiliates. He has been associated with JMB since February, 1984. Mr. Nickele holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 53) is Executive Vice President and Chief Executive Officer of JMB. Mr. Barber is also a Vice President of Carlyle Managers, Inc., the general partner of JMB/NYC, and an officer of various other JMB affiliates. He has been associated with JMB since March, 1982. Mr. Barber holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Patrick J. Meara (age 39) is Senior Vice President of JMB. He has also been President and director of Carlyle Managers, Inc., the general partner of JMB/NYC, since December 2000 and was a Vice President of Carlyle Managers, Inc. from August until December 2000. He is also an officer and/or director of various other JMB affiliates. Mr. Meara has been associated with JMB, JMB Institutional Realty Corporation or their affiliates since 1987. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. In accordance with the Partnership Agreement, the General Partners have loaned their aggregate share of certain prior distributions (aggregating $399,900 at December 31, 2001 including $99,900 for 2001) of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of December 31, 2001, $618,234 represents interest earned on such loans, all of which was unpaid. The General Partners received a share of Partnership income for Federal income tax purposes aggregating $7,507,824 in 2001. Such allocation of income reduces the deficit balances in the capital accounts of the General Partners and an obligation under the terms of the Partnership Agreement to make capital contributions in the amount of the deficit balances in their capital accounts (determined for Federal income tax purposes) upon termination of the Partnership.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the proceeds from the sale of the interest in the 1290 Partnership, the Partnership, as of December 31, 2001, has recorded a receivable of approximately $37,000 for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership, as described in the Notes, which may involve conflicts of interest for the General Partners or their affiliates. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10.

     The General Partners of the Partnership and their affiliates are entitled to be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. The General Partners or their affiliates are also entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $15,490 for 2001 of which $2,175 was unpaid at December 31, 2001.

     JMB advanced $40,000 to the Partnership during 2001 pursuant to the terms of a promissory note payable to JMB with a maximum principal sum of $2 million and an extended maturity date of June 30, 2001. In May 2001, the Partnership paid in full the outstanding principal and accrued interest of the note (approximately $397,000).

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

                10-Y.    Notice to Purchase Limited Partnership Interest
of 237/1290 Upper Tier Associates, L.P. in 1290 Partners, L.P. dated March 2, 2001 is incorporated herein by reference to the Partnership's Report for December 31, 2000 on Form 10-K (File No. 0-14547) dated March 23, 2001.

                10-Z.    Assignment of Interest in Oak Hill Strategic
Partners, L.P. dated January 31, 2002 incorporated herein by reference to the Partnership's Report for January 31, 2002 on Form 8-K (File No. 0-14547) dated February 15, 2002.

                21.      List of Subsidiaries

        --------------------

           *  Previously filed as Exhibits to the Partnership's
Registration Statement on Form 10 (as amended) of the Securities Exchange Act of 1934 (File no. 2-88687) filed April 29, 1986 and hereby incorporated herein by reference.

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     No annual report for the year 2001 or proxy material has been sent to the Holders of Interests. An annual report will be sent to the Holders of Interests subsequent to this filing.

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

                  JMB/MANHATTAN ASSOCIATES, LTD.

                  By:    JMB/Manhattan Investors, Inc.
                         Corporate General Partner


                         GAILEN J. HULL
                  By:    Gailen J. Hull
                         Vice President
                  Date:  March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:    JMB/Manhattan Investors, Inc.
                         Corporate General Partner


                         NEIL G. BLUHM
                  By:    Neil G. Bluhm, President and Director
                         Principal Executive Officer
                  Date:  March 25, 2002


                         JUDD D. MALKIN
                  By:    Judd D. Malkin
                         Principal Financial Officer
                  Date:  March 25, 2002


                         GAILEN J. HULL
                  By:    Gailen J. Hull, Vice President and
                         Principal Accounting Officer
                  Date:  March 25, 2002


                         PATRICK J. MEARA
                  By:    Patrick J. Meara, Vice President
                         and Director
                  Date:  March 25, 2002

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

10-Y.       Notice of Purchase Limited Partnership
            Interest of 237/1290 Upper Tier
            Associates, L.P. in 1290 Partners, L.P.
            dated March 2, 2001                               Yes

10-Z.      Assignment of Interest in Oak Hill
           Strategic Partners, L.P. dated
           January 31, 2002                                  Yes

21.         List of Subsidiaries                              No