Form 10-Q
period 2002-03-31
JMB MANHATTAN ASSOCIATES LTD
filed 2002-05-15
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002             Commission file #0-14547




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . .    11




PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                              BALANCE SHEETS
                   MARCH 31, 2002 AND DECEMBER 31, 2001
                                (UNAUDITED)


                                  ASSETS
                                  ------
                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                            -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . .      $   449,575          335,913
  Interest receivable. . . . . . . . .              448              525
                                            -----------      -----------
                                            $   450,023          336,438
                                            ===========      ===========


           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
           -----------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . .      $    17,844           15,482
  Amounts due to affiliates, net . . .          990,914          973,333
                                            -----------      -----------
        Total current liabilities. . .        1,008,758          988,815

Distributions received in excess
  of recorded investment . . . . . . .            --             661,228
                                            -----------      -----------
        Total liabilities. . . . . . .        1,008,758        1,650,043

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . .            1,500            1,500
    Cumulative net earnings (losses) .       (1,152,644)      (1,158,224)
    Cumulative cash distributions. . .         (774,962)        (774,962)
                                            -----------      -----------
                                             (1,926,106)      (1,931,686)
                                            -----------      -----------
  Limited partners:
    Capital contributions,
      net of offering costs. . . . . .       57,042,489       57,042,489
    Cumulative net earnings (losses) .      (36,676,118)     (37,425,408)
    Cumulative cash distributions. . .      (18,999,000)     (18,999,000)
                                            -----------      -----------
                                              1,367,371          618,081
                                            -----------      -----------
        Total partners' capital
          accounts (deficits). . . . .         (558,735)      (1,313,605)
                                            -----------      -----------
                                            $   450,023          336,438
                                            ===========      ===========







              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                         STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)



                                                  2002            2001
                                               ----------      ----------

Income:
  Interest income. . . . . . . . . . . . .     $    8,947           --
                                               ----------      ----------

Expenses:
  Interest . . . . . . . . . . . . . . . .         25,453          25,915
  Professional services. . . . . . . . . .         23,246          22,030
  General and administrative . . . . . . .         25,874          32,712
                                               ----------      ----------
                                                   74,573          80,657
                                               ----------      ----------

                                                  (65,626)        (80,657)
Partnership's share of the reduction
  of the maximum unfunded obligation
  under and income related to
  termination of the indemnification
  agreement. . . . . . . . . . . . . . . .          --          3,572,177
                                               ----------      ----------

        Earnings (loss) before
          gains on sale of indirect
          interests. . . . . . . . . . . .        (65,626)      3,491,520

Partnership's share of gains on sale
  of indirect partnership interests. . . .        820,496         343,038
                                               ----------      ----------
        Net earnings (loss). . . . . . . .     $  754,870       3,834,558
                                               ==========      ==========

        Net earnings (loss) per
         limited partnership interest:
           Earnings (loss) before
             gains on sale of indirect
             interests . . . . . . . . . .     $      (63)          3,355
           Partnership's share of gains
             on sale of indirect
             partnership interests . . . .            814             340
                                               ----------      ----------

                                               $      751           3,695
                                               ==========      ==========













              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                    STATEMENTS OF CHANGES IN CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                (UNAUDITED)



                                                  2002            2001
                                               ----------      ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .     $  754,870       3,834,558
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement. . . . . . . . . . . . . .          --         (3,572,177)
    Partnership's share of gain on sale
      of indirect partnership interest . .       (820,496)       (343,038)
  Changes in:
    Interest receivable. . . . . . . . . .             77           --
    Accounts payable . . . . . . . . . . .          2,362          32,704
    Amounts due to affiliates. . . . . . .         (7,872)         (2,158)
    Amounts due to affiliates -
      accrued interest . . . . . . . . . .         25,453          20,805
    Note payable to an affiliate -
      accrued interest . . . . . . . . . .          --              5,110
                                               ----------      ----------
          Net cash provided by (used in)
            operating activities . . . . .        (45,606)        (24,196)

Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture
    - sale proceeds. . . . . . . . . . . .        159,268           --
                                               ----------      ----------
          Net cash provided by (used in)
            investing activities . . . . .        159,268         (24,196)
                                               ----------      ----------
Cash flows from financing activities:
  Amounts received from affiliates . . . .          --             25,000
                                               ----------      ----------
          Net cash provided by (used in)
            financing activities . . . . .          --             25,000
                                               ----------      ----------
          Net increase (decrease) in cash
            and cash equivalents . . . . .        113,662             804
          Cash and cash equivalents,
            beginning of year. . . . . . .        335,913          18,822
                                               ----------      ----------
          Cash and cash equivalents,
            end of period. . . . . . . . .     $  449,575          19,626
                                               ==========      ==========

Supplemental disclosure of cash flow
 information:
  Non-cash activities:
    Recognition of reduction of
      distributions received in excess
      of recorded investment as gain . . .     $  661,228           --
                                               ==========      ==========



              See accompanying notes to financial statements.

                      JMB/MANHATTAN ASSOCIATES, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          MARCH 31, 2002 AND 2001
                                (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report on Form 10-K (File No. 0-14547) dated March 25, 2002, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2001 Annual Report on Form 10-K.

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

     The restructuring and reorganization discussed above eliminated any potential additional obligation of the Partnership in the future to provide additional funds under its previous joint venture agreements (other than that related to a certain indemnification agreement provided in connection with such restructuring). In 1995, the Partnership distributed to its partners virtually all of its working capital funds leaving as the Partnership's only asset its receivable from JMB Realty Corporation ("JMB"), an affiliate of the Corporate General Partner. This receivable had been the Partnership's sole source of capital to fund continuing operations of the Partnership. During 1996, such receivable was collected and the proceeds thereof were used by the Partnership toward funding its portion of the collateral required pursuant to the $25,000,000 indemnifica-tion (which was reduced to $14,285,000 and then terminated as discussed below) provided by the Partnership and the other Affiliated Partners to the REIT as of the Effective Date. The balance of the Partnership's share of the collateral was advanced by JMB in order for the Partnership to satisfy its full portion as discussed below. The Partnership's sources of capital to fund costs of its winding up are its existing cash reserves, including its share of the proceeds from the sale of JMB/NYC's indirect interest in 237 Park, which the Partnership received in March 2002.

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than 1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to purchase JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership's shares of the sale proceeds and the collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on

January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

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

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989, 1990 and 2001, the General Partners have loaned $399,900 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of March 31, 2002, $643,688 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, it is not expected that such amounts will be repaid.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the 1290 sale proceeds, the Partnership, as of March 31, 2002, has recorded a receivable of approximately $44,000 (of which approximately $7,000 relates to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $2,686 and $4,196 for the three months ended March 31, 2002 and 2001, respectively, of which $1,862 was unpaid at March 31, 2002.

     JMB advanced the Partnership $40,000 during 2001. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million, which was originally scheduled to mature on June 30, 1999. In the second quarter of 1999, the Partnership secured an extension of the note's maturity date to June 30, 2001. In December 1999, the Partnership made a payment of $1,105,187 to JMB, which reduced principal and deferred interest of the note. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum during 2001. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note.

In May 2001, a portion of the funds received by the Partnership from JMB/NYC's sale of its indirect interest in the 1290 Partnership and the release of the remaining collateral under the indemnification agreement, described above, was used to repay approximately $397,000 of advances, which was the entire amount due JMB under the note.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of March 31, 2002 and for the three months ended March 31, 2002 and 2001.

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

     The Partnership made a distribution of $999,000 ($1,000 per interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. In connection with this distribution, the General Partners also received a distribution of $37,463 and a management fee of $62,437. As discussed in the Notes, the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. This distribution is the result of the return of remaining collateral amount under the indemnification agreement after the repayment of the JMB note, as described more fully above. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. Although there may be an additional liquidating distribution, most likely in 2002, such distribution will not be significant.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its share of the 1290 sale proceeds, the Partnership, as of March 31, 2002, has recorded a receivable of approximately $44,000 (of which approximately $7,000 relates to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than

1% of the 237 Partnership.) The 237 Partnership owns a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership exercised its right to purchase the interest in the 237 Partnership in January 2002, and JMB/NYC received sale proceeds of $650,000. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment was reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owns 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership's shares of the sale proceeds and the collateral amount were received by the Partnership in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners are distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. As a result of the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, it is unlikely that the holder will seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership.

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

Due to the Restructuring discussed above, the maximum indemnification obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income is a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     The source of cash to the Partnership is generally limited to its existing cash reserves. In January 2002, the sale of the Partnership's indirect interest in the 237 partnership was completed and JMB/NYC received approximately $650,000 in proceeds, which was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000 in March 2002. It is not expected that any significant distributions will be made by the Partnership to the Holders of Interest. However, in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership and the sale of JMB/NYC's indirect interest in the 237 Partnership, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized for Federal income tax purposes in 2001. The remainder will be recognized as a result of the disposition of JMB/NYC's indirect interest in the 237 Partnership in January 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     The Partnership's last investment property was its indirect interest through JMB/NYC in the 237 Partnership. As a result of the sale of JMB/NYC's indirect interest in the 237 Partnership in January 2002, the Partnership currently anticipates that its liquidation and termination will occur during 2002, barring any unexpected circumstances.

RESULTS OF OPERATIONS

     The increase in cash at March 31, 2002 as compared to December 31, 2001 is primarily due to the receipt of the Partnership's share of the proceeds of the January 2002 sale of JMB/NYC's indirect interest in the 237 Partnership. The Partnership received such amounts in March 2002.

     The decrease in distributions received in excess of recorded investment at March 31, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment was created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The increase in interest income for the three months ended March 31, 2002 as compared to the same period in 2001 is due to interest accrued in accordance with the JMB guaranty agreement described above.

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

     The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment. The Partnership's share of gain on sale of indirect partnership interest for the three months ended March 31, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.

PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at March 31, 2002, was approximately $174,896,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.        Amended and Restated Agreement of Limited
                      Partnership is hereby incorporated herein by reference to Exhibit 3 to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0 14547) dated March 30, 1993.

            10.1. Assignment of Interest in Oak Hill Strategic Partners, L.P. by and between 237/1290 Upper Tier Associates, L.P. and FW Strategic Asset Management, LP dated as of January 31, 2002 is hereby incorpor ated herein by reference to the Partnership's Report for January 31, 2002 on Form 8-K (File No. 0-14547) dated February 15, 2002.


      (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

           The Partnership's report on Form 8-K for January 31, 2002 (File No. 0-14547) describing the sale of JMB/NYC's indirect interest in the 237 Partnership.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 JMB/MANHATTAN ASSOCIATES, LTD.

                 BY:   JMB/Manhattan Investors, Inc.
                       Corporate General Partner




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 13, 2002