Form 10-Q
period 2002-06-30
JMB MANHATTAN ASSOCIATES LTD
filed 2002-08-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002          Commission file #0-14547




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

                            BALANCE SHEETS
                  JUNE 30, 2002 AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------
                                           JUNE 30,      DECEMBER 31,
                                            2002            2001
                                         -----------     -----------
Current assets:
  Cash and cash equivalents . . . . .    $   402,296         335,913
  Interest receivable . . . . . . . .            516             525
                                         -----------     -----------
                                         $   402,812         336,438
                                         ===========     ===========


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $     3,530          15,482
  Amounts due to affiliates, net. . .      1,008,968         973,333
                                         -----------     -----------
        Total current liabilities . .      1,012,498         988,815

Distributions received in excess
  of recorded investment. . . . . . .          --            661,228
                                         -----------     -----------
        Total liabilities . . . . . .      1,012,498       1,650,043

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .          1,500           1,500
    Cumulative net earnings (losses).     (1,154,682)     (1,158,224)
    Cumulative cash distributions . .       (774,962)       (774,962)
                                         -----------     -----------
                                          (1,928,144)     (1,931,686)
                                         -----------     -----------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .     57,042,489      57,042,489
    Cumulative net earnings (losses).    (36,725,031)    (37,425,408)
    Cumulative cash distributions . .    (18,999,000)    (18,999,000)
                                         -----------     -----------
                                           1,318,458         618,081
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .       (609,686)     (1,313,605)
                                         -----------     -----------
                                         $   402,812         336,438
                                         ===========     ===========







            See accompanying notes to financial statements.

<table>                                JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .   $   10,169         8,872        19,116         8,872
                                                    ----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       25,454        22,650        50,907        48,565
  Professional services . . . . . . . . . . . . .       19,102           870        42,348        22,900
  General and administrative. . . . . . . . . . .       16,564        19,175        42,438        51,887
                                                    ----------    ----------    ----------    ----------
                                                        61,120        42,695       135,693       123,352
                                                    ----------    ----------    ----------    ----------
                                                       (50,951)      (33,823)     (116,577)     (114,480)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --            --            --        3,572,177
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before Partnership's
          share of gains on sale of indirect
          partnership interests . . . . . . . . .      (50,951)      (33,823)     (116,577)    3,457,697

Partnership's share of gains on sale of
  indirect partnership interests. . . . . . . . .        --            --          820,496       343,038
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (50,951)      (33,823)      703,919     3,800,735
                                                    ==========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
           Earnings (loss) before Partnership's
             share of gains on sale of indirect
             partnership interests. . . . . . . .   $      (49)          (32)         (112)        3,323
           Partnership's share of gains on sale
             of indirect partnership interests. .        --            --              814           340
                                                    ----------    ----------    ----------    ----------
                                                    $      (49)          (32)          702         3,663
                                                    ==========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                  STATEMENTS OF CHANGES IN CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $  703,919      3,800,735
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . .          --        (3,572,177)
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .       (820,496)      (343,038)
  Changes in:
    Interest receivable . . . . . . . .              9         (4,224)
    Accounts payable. . . . . . . . . .        (11,952)          (240)
    Amounts due to affiliates . . . . .        (15,272)        (2,158)
    Amounts due to affiliates -
      accrued interest. . . . . . . . .         50,907         41,610
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .        (92,885)       (79,492)

Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture. . . . . . .          --         1,435,703
  Partnership's distribution from
    unconsolidated venture
    - sale proceeds . . . . . . . . . .        159,268        343,038
                                            ----------     ----------
        Net cash provided by (used in)
          investing activities. . . . .        159,268      1,778,741
                                            ----------     ----------

Cash flows from financing activities:
  Amounts received from affiliates. . .          --            40,000
  Payment on note payable to affiliate.          --          (390,110)
                                            ----------     ----------
        Net cash provided by (used in)
          financing activities. . . . .          --          (350,110)
                                            ----------     ----------

        Net increase (decrease) in
          cash and cash equivalents . .         66,383      1,349,139
        Cash and cash equivalents,
          beginning of year . . . . . .        335,913         18,822
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $  402,296      1,367,961
                                            ==========     ==========

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

            STATEMENTS OF CHANGES IN CASH FLOWS - CONTINUED

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest. . . . . . . . . . . . . .     $    --             6,955
                                            ==========     ==========

  Non-cash activities:
    Recognition of reduction of
      distributions received in excess
      of recorded investment as gain. .     $  661,228          --
                                            ==========     ==========












































            See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001
                              (UNAUDITED)


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


JMB/NYC

     JMB/NYC is a limited partnership among Property Partners, L.P. and its affiliates, Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner.

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

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park has been converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC has been a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than 1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to purchase JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property associated with JMB/NYC, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on

January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000, including interest at the default rate (as defined) of 12-3/4% per annum.

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

     The source of cash to the Partnership is generally limited to its existing cash reserves. In January 2002, the sale of JMB/NYC's indirect interest in the 237 Partnership was completed and JMB/NYC received approximately $650,000 in proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000, in March of 2002. Previously, the Partnership had received advances from JMB to fund operating expenses. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $397,000) of the note in May 2001.

     The Partnership made a distribution of $999,000 ($1,000 per Interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. This distribution is the result of the return of remaining collateral held pursuant to the indemnification agreement after the repayment of the JMB note, as described more fully above. In connection with this distribution, the General Partners also received a distribution of $37,462 and a management fee of $62,437. The General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. The Partnership expects, barring unforeseen circumstances, to make a liquidating distribution and terminate its affairs in September 2002. Such distribution will not be significant.

TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners are required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter does not result in a distribution to the Holders of Interests which equates to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989, 1990 and 2001, the General Partners have loaned $399,900 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bear interest at a rate not to exceed 10% per annum (currently 10% per annum). As of June 30, 2002, $669,141 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest are to be repaid upon sale or refinancing only after the Holders of Interests have received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, it is not expected that such amounts will be repaid.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its shares of the proceeds from the sales of interests in the 1290 and 237 Partnerships, the Partnership, as of June 30, 2002, has recorded a receivable of approximately $55,000 (of which approximately $18,000 relates to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     The Corporate General Partner and its affiliates are entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates are entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $9,270 and $6,053 for the six months ended June 30, 2002 and 2001, respectively, of which $2,995 was unpaid at June 30, 2002.

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

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation (assuming the Partnership continues as a going concern) have been made to the accompanying figures as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001.

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

     The Partnership made a distribution of $999,000 ($1,000 per interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. In connection with this distribution, the General Partners also received a distribution of $37,463 and a management fee of $62,437. As discussed in the Notes, the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. This distribution is the result of the return of remaining collateral amount under the indemnification agreement after the repayment of the JMB note, as described more fully above. The distribution represents the Holders' share of the majority of the assets remaining in the Partnership. The Partnership expects, barring unforeseen circumstances, to make a liquidating distribution and terminate its affairs in September 2002. Such distribution will not be significant.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its shares of the proceeds from the sales of interests in the 1290 and 237 Partnerships, the Partnership, as of June 30, 2002, has recorded a receivable of approximately $55,000 (of which approximately $18,000 relates to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. This amount will be paid to the Partnership at the discretion of the Corporate General Partner, but no later than the time of the dissolution and termination of the Partnership. Unpaid amounts under the agreement accrue interest at 10% per annum compounded annually.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC is a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership, prior to its sale in January 2002, was significantly less than

1% of the 237 Partnership.) The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership exercised its right to purchase the interest in the 237 Partnership in January 2002, and JMB/NYC received sale proceeds of $650,000. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc.

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

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership (prior to its sale in January 2002) and is non-recourse to JMB/NYC. The Purchase Note requires payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrues and is deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000 including interest at the default rate (as defined) of 12-3/4% per annum.

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

     The source of cash to the Partnership is generally limited to its existing cash reserves. In January 2002, the sale of JMB/NYC's indirect interest in the 237 partnership was completed and JMB/NYC received approximately $650,000 in proceeds, which was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000 in March 2002. The Partnership expects, barring unforeseen circumstances, to make a liquidating distribution and terminate its affairs in September 2002. Such distribution will not be significant. However, in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership and the sale of JMB/NYC's indirect interest in the 237 Partnership, which was the Partnership's last investment property, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership is not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized for Federal income tax purposes in 2001. The remainder will be recognized as a result of the disposition of JMB/NYC's indirect interest in the 237 Partnership in January 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 2002 as compared to December 31, 2001 is primarily due to the receipt of the Partnership's share of the proceeds of the January 2002 sale of JMB/NYC's indirect interest in the 237 Partnership partially offset by cash used to fund operating activities during the first six months of 2002. The Partnership received the sale proceeds in March 2002.

     The decrease in accounts payable at June 30, 2002 as compared to December 31, 2001 is primarily due to the timing of payment for certain of the professional fees of the Partnership.

     The decrease in distributions received in excess of recorded investment at June 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to Carlyle Investors, Inc. and Carlyle Managers, Inc. Such investment has been reduced to zero and included in Partnership's share of gain on sale of indirect partnership interest due to the sale of the Partnership's last investment property in January 2002.

     The increase in interest income for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is due to interest accrued in accordance with the JMB guaranty agreement described above.

     The increase in professional services for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to higher costs for accounting services in 2002.

     The decrease in general and administrative expenses for the three and six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to a decrease in certain administrative costs during 2002.

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

     The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2002 is the aggregate of the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment. The Partnership's share of gain on sale of indirect partnership interest for the six months ended June 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.



PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings is represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at June 30, 2002, was approximately $180,531,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.       Amended and Restated Agreement of Limited
                     Partnership is filed herewith.

            99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.


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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 2002