Form 10-Q
period 2002-09-30
JMB MANHATTAN ASSOCIATES LTD
filed 2002-11-14
CIK 771210

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002     Commission file #0-14547




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    16

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    21



PART II    OTHER INFORMATION

Item 3.    Defaults upon Senior Securities. . . . . . . . . .    22

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    22

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                            BALANCE SHEETS

               SEPTEMBER 30, 2002 (IMMEDIATELY PRIOR TO
         FINAL LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 2001
                              (UNAUDITED)


                                ASSETS
                                ------
                                       SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                       -------------     -----------
Current assets:
  Cash and cash equivalents . . . . .    $   412,164         335,913
  Interest receivable . . . . . . . .          --                525
                                         -----------     -----------
                                         $   412,164         336,438
                                         ===========     ===========


         LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
         -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . .    $     --             15,482
  Amounts due to affiliates, net. . .          --            973,333
                                         -----------     -----------
        Total current liabilities . .          --            988,815

Distributions received in excess
  of recorded investment. . . . . . .          --            661,228
                                         -----------     -----------
        Total liabilities . . . . . .          --          1,650,043

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . .      1,095,995           1,500
    Cumulative net earnings (losses).       (321,033)     (1,158,224)
    Cumulative cash distributions . .       (774,962)       (774,962)
                                         -----------     -----------
                                               --         (1,931,686)
                                         -----------     -----------
  Limited partners:
    Capital contributions,
      net of offering costs . . . . .     57,042,489      57,042,489
    Cumulative net earnings (losses).    (37,631,325)    (37,425,408)
    Cumulative cash distributions . .    (18,999,000)    (18,999,000)
                                         -----------     -----------
                                             412,164         618,081
                                         -----------     -----------
        Total partners' capital
          accounts (deficits) . . . .        412,164      (1,313,605)
                                         -----------     -----------
                                         $   412,164         336,438
                                         ===========     ===========





            See accompanying notes to financial statements.

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (IMMEDIATELY PRIOR TO
           FINAL LIQUIDATING DISTRIBUTION) AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 (UNAUDITED)

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .   $   12,577        39,824        31,693        48,696
  Other income. . . . . . . . . . . . . . . . . .       62,403         --           62,403         --
                                                    ----------    ----------    ----------    ----------
                                                        74,980        39,824        94,096        48,696
                                                    ----------    ----------    ----------    ----------
Expenses:
  Interest. . . . . . . . . . . . . . . . . . . .       25,453        20,805        76,360        69,370
  Professional services . . . . . . . . . . . . .       48,099         2,291        90,447        25,191
  Management fees to General Partners . . . . . .        --           62,437         --           62,437
  General and administrative. . . . . . . . . . .       81,626        18,766       124,064        70,653
                                                    ----------    ----------    ----------    ----------
                                                       155,178       104,299       290,871       227,651
                                                    ----------    ----------    ----------    ----------
                                                       (80,198)      (64,475)     (196,775)     (178,955)
Partnership's share of the reduction of the
  maximum unfunded obligation under and
  income related to termination of the
  indemnification agreement . . . . . . . . . . .        --            --            --        3,572,177
                                                    ----------    ----------    ----------    ----------
        Earnings (loss) before Partnership's
          share of gains on sale of indirect
          partnership interests . . . . . . . . .      (80,198)      (64,475)     (196,775)    3,393,222

Partnership's share of gains on sale of
  indirect partnership interests. . . . . . . . .        7,553         --          828,049       343,038
                                                    ----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .   $  (72,645)      (64,475)      631,274     3,736,260
                                                    ==========    ==========    ==========    ==========





                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - Continued



                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------

        Net earnings (loss) per limited
         partnership interest:
           Earnings (loss) before Partnership's
             share of gains on sale of indirect
             partnership interests. . . . . . . .   $      (77)          (62)         (189)        3,261
           Partnership's share of gains on sale
             of indirect partnership interests. .        --            --              821           340
           Reallocation among partners of
             gains on sales . . . . . . . . . . .        --            --             (838)        --
                                                    ----------    ----------    ----------    ----------

                                                    $      (77)          (62)         (206)        3,601
                                                    ==========    ==========    ==========    ==========

        Cash distribution per limited
            partnership interest. . . . . . . . .   $    --            1,000         --            1,000
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

                                       JMB/MANHATTAN ASSOCIATES, LTD.
                                           (A LIMITED PARTNERSHIP)

                             STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                           PERIOD FROM JANUARY 1, 2002 THROUGH SEPTEMBER 30, 2002
                            (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                 (UNAUDITED)



                            General Partners                               Limited Partners
             ---------------------------------------------------------------------------------------------
                             Net        Cash                               Net          Cash
               Contri-     Earnings    Distri-                Contri-    Earnings      Distri-
               butions      (Loss)     butions     Total      butions     (Loss)       butions      Total
              ----------  ----------   --------  ----------  ---------- -----------  -----------  --------
Balance
 (deficit)
 at January 1,
 2002 . . . . $    1,500  (1,158,224)  (774,962) (1,931,686) 57,042,489 (37,425,408) (18,999,000)  618,081

Capital
 contribu-
 tions. . . .  1,094,495       --         --      1,094,495       --          --           --        --

Net earnings
 (loss) . . .      --            410      --            410       --        630,864        --      630,864

Reallocations
 among part-
 ners of gains
 on sales . .      --        836,781      --        836,781       --       (836,781)       --     (836,781)
               ---------  ----------   --------  ----------  ---------- -----------  -----------  --------

Balance
 (deficit) at
 September 30,
 2002 . . . . $1,095,995    (321,033)  (774,962)      --     57,042,489 (37,631,325) (18,999,000)  412,164
              ==========  ==========   ========  ==========  ========== ===========  ===========  ========





                               See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS

   NINE MONTHS ENDED SEPTEMBER 30, 2002 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (UNAUDITED)



                                               2002           2001
                                            ----------     ----------

Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . .     $  631,274      3,736,260
  Items not requiring (providing) cash
   or cash equivalents:
    Partnership's share of the reduction
      of the maximum unfunded obligation
      under and income related to the
      termination of the indemnification
      agreement . . . . . . . . . . . .          --        (3,572,177)
    Partnership's share of gains on
      sale of indirect partnership
      interests . . . . . . . . . . . .       (828,049)      (343,038)
  Changes in:
    Interest receivable . . . . . . . .            525         (2,412)
    Accounts payable. . . . . . . . . .        (15,482)         7,592
    Amounts due to affiliates . . . . .         44,802         68,415
    Amounts due to affiliates -
      accrued interest. . . . . . . . .         76,360         62,417
                                            ----------     ----------
        Net cash provided by (used in)
          operating activities. . . . .        (90,570)       (42,943)

Cash flows from investing activities:
  Partnership's distribution from
    unconsolidated venture. . . . . . .          --         1,435,703
  Partnership's distributions from
    unconsolidated venture
    - sale proceeds . . . . . . . . . .        166,821        343,038
                                            ----------     ----------
        Net cash provided by (used in)
          investing activities. . . . .        166,821      1,778,741
                                            ----------     ----------

Cash flows from financing activities:
  Amounts received from affiliates. . .          --            40,000
  Payment on note payable to affiliate.          --          (390,110)
  Distributions to general partners . .          --           (37,462)
  Distributions to limited partners . .          --          (999,000)
                                            ----------     ----------
        Net cash provided by (used in)
          financing activities. . . . .          --        (1,386,572)
                                            ----------     ----------

        Net increase (decrease) in
          cash and cash equivalents . .         76,251        349,226
        Cash and cash equivalents,
          beginning of year . . . . . .        335,913         18,822
                                            ----------     ----------
        Cash and cash equivalents,
          end of period . . . . . . . .     $  412,164        368,048
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
                                            ==========     ==========

  Non-cash activities:
    Recognition of reduction of
      distributions received in excess
      of recorded investment as gain. .     $  661,228          --
                                            ==========     ==========

    Contribution from general partners:
      Notes payable to affiliate. . . .     $1,018,135          --
      Accrued interest. . . . . . . . .         76,360          --
                                            ----------     ----------
                                            $1,094,495          --
                                            ==========     ==========








































            See accompanying notes to financial statements.

                    JMB/MANHATTAN ASSOCIATES, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2002
         (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
               AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                              (UNAUDITED)


OPERATIONS AND BASIS OF ACCOUNTING

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

     The Partnership held an approximate indirect 25% interest in JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), which in turn owned an indirect interest in commercial real estate in New York, New York consisting of the 1290 Avenue of the Americas property (prior to the sale of JMB/NYC's interest in March 2001). Due to the Restructuring in November 1999, JMB/NYC owned an indirect interest in the partnership that owned 237 Park Avenue and certain other investments (prior to the sale of JMB/NYC's interest in January 2002). JMB/NYC's interest in that partnership was significantly less than 1% of such partnership.

     The equity method of accounting had been applied with respect to the Partnership's indirect 25% interest in JMB/NYC through Property Partners, L.P. through the confirmation and acceptance of the Amended Plan of Reorganization and Disclosure Statement on October 10, 1996 ("Effective Date"). During 1996, the Partnership reversed those previously recognized losses resulting from its interest in JMB/NYC that it was no longer obligated to fund due to the conversion of JMB/NYC's general partnership interest to a limited partnership interest in the joint ventures which had owned 1290 Avenue of the Americas and 237 Park Avenue (collectively, the "Properties") and the terms of the restructuring. The Partnership had no future funding obligations (other than that related to a certain indemnification agreement provided in connection with the restructuring, which was terminated upon sale of JMB/NYC's interest of the 1290 Partnership) and had no influence or control over the day-to-day affairs of the joint ventures which owned the Properties subsequent to the Effective Date. Accordingly, the Partnership discontinued the application of the equity method of accounting for the indirect interests in the Properties and additional losses from the investment in unconsolidated venture were not recognized.

     The Partnership records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Such GAAP adjustments were not recorded on the records of the Partnership. The net effect of these items for the nine months ended September 30, 2002 (immediately prior to final liquidating distribution) is summarized as follows:

                                                   2002
                                        ---------------------------
                                          GAAP BASIS     TAX BASIS
                                         (UNAUDITED)    (UNAUDITED)
                                         -----------    -----------
Total assets. . . . . . . . . . . . . .   $  412,164        412,164
Partners' capital accounts (deficits):
  General partners. . . . . . . . . . .        --             --
  Limited partners. . . . . . . . . . .      412,164        412,164
 Net income (loss):
  General partners. . . . . . . . . . .      837,191     13,324,920
  Limited partners. . . . . . . . . . .     (205,917)    47,964,406
 Net income (loss) per limited
  partnership interest. . . . . . . . .         (206)        48,061
                                          ==========    ===========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests (the "Interests") outstanding at the end of each period. Also, because net income (loss) was computed immediately prior to final liquidation and termination of the Partnership, a Holder of Interests may have an additional capital gain or loss upon completion of these events depending on such Holder's basis in his or her Interests for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

JMB/NYC

     JMB/NYC was a limited partnership among Property Partners, L.P. and its affiliates, Carlyle-XIV Associates, L.P. and Carlyle-XIII Associates, L.P., as limited partners and Carlyle Managers, Inc. as the sole general partner. The Partnership is a 25% shareholder of Carlyle Managers, Inc. Prior to its termination the Partnership held, indirectly as a limited partner of Property Partners, L.P., an approximate 25% limited partnership interest in JMB/NYC. The sole general partner of Property Partners, L.P. was Carlyle Investors, Inc., of which the Partnership was a 25% shareholder. The general partner in each of JMB/NYC and Property Partners, L.P. was an affiliate of the Partnership. JMB/NYC, Property Partners, L.P., Carlyle Managers, Inc. and Carlyle Investors, Inc. were dissolved and terminated in September and October 2002.

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

     Pursuant to an indemnification agreement, the Affiliated Partners were jointly and severally obligated to indemnify the REIT to the extent of $25,000,000 to ensure their compliance with the terms and conditions relating to JMB/NYC's indirect limited partnership interests in the restructured and reorganized joint ventures that owned the Properties. The Affiliated Partners contributed approximately $7,800,000 (of which the Partnership's share was approximately $1,900,000) to JMB/NYC, which was deposited into an escrow account as collateral for such indemnification. These funds were invested in stripped U.S. Government obligations with a maturity date of February 15, 2001. Subsequent to that date, the remaining escrowed funds were invested in short-term U.S. Government obligations.
Due to the Restructuring discussed below, the maximum potential obligation was reduced to $14,285,000 and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. On March 23, 2001, JMB/NYC's indirect interest in the 1290 Partnership was sold, and as a result, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 face amount of which the Partnership's share was approximately $1,436,000) was released in March 2001 to JMB/NYC. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed below, and
(iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owns 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during July 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. In January 2002, the general partner of the 237 Partnership exercised its right to purchase JMB/NYC's indirect interest in the 237 Partnership, and JMB/NYC received $650,000 in sale proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290 Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership, and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 at closing (of which the Partnership's share was approximately $340,000). Such amount was paid in May of 2001 to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 237 Partnership (prior to its sale in January
2002) and the 1290 Partnership (prior to its sale in March 2001) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note was not repaid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of the Partnership, September 30, 2002, was approximately $186,347,000, including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $15,580,000. During 1996, the Partnership discontinued the equity method of accounting, as discussed above, for financial reporting purposes. Therefore, the Partnership did not recognize a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

     During 2002, the source of cash to the Partnership was generally limited to its existing cash reserves and its share of the proceeds from the sale of JMB/NYC's indirect interest in the 237 Partnership. In January 2002, the sale of JMB/NYC's indirect interest in the 237 Partnership was completed and JMB/NYC received approximately $650,000 in proceeds. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000, in March of 2002. Previously, the Partnership had received advances from JMB to fund operating expenses. Advances made by JMB were evidenced by a promissory note with a maximum principal sum of $2 million and a maturity date that had been extended to June 30, 2001. The note bore interest at the applicable Federal rate, which ranged between 4.58% and 5.82% per annum in 2001. The Partnership paid in full the outstanding principal and accrued interest (approximately $397,000) of the note in May 2001.

     The Partnership made a distribution of $999,000 ($1,000 per Interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. This distribution was the result of the return of remaining collateral held pursuant to the indemnification agreement after the repayment of the JMB note, as described more fully above. In connection with this distribution, the General Partners also received a distribution of $37,462 and a management fee of $62,437. The General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. The distribution represented the Holders' share of the majority of the assets remaining in the Partnership.

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits and losses of the Partnership from operations were allocated 96% to the Holders of Interests and 4% to the General Partners. However, certain provisions of the Federal income tax law prohibit the allocation of net tax losses to the Holders of Interests if the net tax losses exceed the Holders of Interests' current basis in the Partnership. The Holders of Interests' basis in the Partnership was essentially equal to their initial capital contributions less cumulative cash distributions and losses incurred for Federal income tax purposes plus income allocated for Federal income tax purposes and the Holders of Interests' share of the minimum taxable gain from a hypothetical disposition of the Properties. In 1996, the Holders of Interests were allocated ordinary income and capital gain for Federal income tax purposes in an amount that, when combined, equalled their share of the decrease in the Partnership's minimum taxable gain during 1996. Profits from the sale or other disposition of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park were to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or disposition, plus an additional amount of such profits, if necessary, to reduce deficits in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from future sales. Losses from the sale of all or substantially all of the Partnership's interest in JMB/NYC or in 1290 Avenue of the Americas or 237 Park were to be allocated 1% to the General Partners. The remaining sale or disposition profits and losses were allocable to the Holders of Interests. All such profits or losses generally were allocated among the Holders of Interests in proportion to their respective ownership of Interests, subject to allocations of taxable gain among the Holders of Interests in order to equalize their capital accounts as a result of disproportionate allocations of losses during the offering period.

     The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "Distributable Cash" (as defined) of the Partnership were allocated 90% to the Holders of Interests and 10% to the General Partners (of which 6.25% constituted a management fee). Distributions of "Sale Proceeds" and "Financing Proceeds" (as defined) of the Partnership generally were to be made to the Holders of Interests until they had received the amount of their capital contributions plus a specified return thereon.

     Allocations among the partners in the accompanying accrual basis financial statements were made in accordance with the provisions of the Partnership Agreement and the venture agreements. Differences may have resulted between allocations among the partners on the GAAP basis and the tax basis. Such differences have had no significant effect on total assets, total partners' capital or net loss.


TRANSACTIONS WITH AFFILIATES

     In accordance with the Partnership Agreement, the General Partners were required to loan back to the Partnership, for distribution to the Holders of Interests, their share of Distributable Cash (as defined) if a distribution made to all partners in a particular quarter did not result in a distribution to the Holders of Interests which equated to a 7% per annum return on their adjusted capital investment. Consequently, for the distributions made to the partners in 1989, 1990 and 2001, the General Partners loaned $399,900 of Distributable Cash, as defined, (including such amounts reflected as a management fee to the General Partners) to the Partnership for distribution to the Holders of Interests. Any amounts loaned bore interest at a rate not to exceed 10% per annum (10% per annum during 2002). As of September 30, 2002, $694,595 represented interest earned on such loans, all of which was unpaid. These loans and accrued interest were to be repaid upon sale or refinancing only after the Holders of Interests had received an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Accordingly, at final liquidation and termination of the Partnership such amounts were not repaid, and were deemed contributed by the General Partners as reflected in the accompanying financial statements.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its shares of the proceeds from the sales of the indirect interests in the 1290 and 237 Partnerships, the Partnership, as of September 30, 2002 (immediately prior to final liquidating distribution), recorded a receivable of approximately $64,000 (of which approximately $27,000 related to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. Unpaid amounts under the agreement accrued interest at 10% per annum compounded annually. This amount was paid to the Partnership immediately prior to the final liquidation and termination of the Partnership and is reflected in cash and cash equivalents in the accompanying financial statements.

     The Corporate General Partner and its affiliates were entitled to reimbursement for direct expenses and out-of-pocket expenses relating to the administration of the Partnership and operation of the Partnership's real property investments. Additionally, the Corporate General Partner and its affiliates were entitled to reimbursements for portfolio management, legal and accounting services. Such costs were $25,508 and $10,409 for the nine months ended September 30, 2002 and 2001, respectively, all of which was paid at September 30, 2002.

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

     In September of 2002, the Partnership received final dividends of approximately $28,000 and $35,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $7,600 from Property Partners, L.P., related to the dissolution and liquidation of those companies following the sale of JMB/NYC's indirect interest in the 237 Partnership.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up agreement") with the Corporate General Partner pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $4,000 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

SUBSEQUENT EVENT

     The Partnership made a final liquidating cash distribution of $412,164 ($412.99 per Interest) to its Holders of Interests and wound up its affairs effective September 30, 2002.


ADJUSTMENTS

     During 2002, a reallocation of current and prior years' gains on sales was made among the partners for financial reporting purposes. Such reallocation did not have an effect on total assets, total partners' capital or net earnings.

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     Previously the Partnership's sole source of capital to fund continuing operations had been loans from JMB Realty Corporation ("JMB") (an affiliate of the Corporate General Partner), pursuant to a promissory note with a maximum principal sum of $2 million and scheduled maturity of June 30, 2001. During 2001, JMB advanced the Partnership $40,000. Semi-annually, any interest accrued but unpaid was added to the principal balance of the note. In May 2001, the Partnership received its share of proceeds (approximately $340,000) from the sale of JMB/NYC's indirect interest in the 1290 Partnership and the remaining collateral amount under the indemnification agreement (approximately $1,436,000) and paid the entire outstanding principal and accrued interest of the JMB note of approximately $397,000. As discussed below, JMB/NYC's indirect interest in the 237 Partnership was sold in January 2002. The Partnership received its share of the proceeds from such sale (approximately $159,000) in March 2002.

     The Partnership made a distribution of $999,000 ($1,000 per interest) to the Holders of Interests in September of 2001, including amounts loaned back from the General Partners. In connection with this distribution, the General Partners also received a distribution of $37,463 and a management fee of $62,437. As discussed in the Notes, the General Partners were required to loan back such amounts to the Partnership, for distribution to the Holders of Interests. This distribution was the result of the return of the remaining collateral amount under the indemnification agreement after the repayment of the JMB note, as described more fully above. The distribution represented the Holders' share of the majority of the assets remaining in the Partnership.

     JMB entered into an agreement with the Partnership in which JMB guaranteed to pay the Partnership any shortfall between the Guaranteed Interest Rate (10% per annum) and the actual interest earned on the Average Annual Balance of Working Capital Reserves, as defined. Due to the return of the remaining collateral and the Partnership's receipt of its shares of the proceeds from the sales of indirect interests in the 1290 and 237 Partnerships, the Partnership recorded a receivable of approximately $64,000 (of which approximately $27,000 related to amounts accrued in 2002) for the shortfall of interest guaranteed under the agreement. This amount was paid to the Partnership immediately prior to the time of the final liquidation and termination of the Partnership. Unpaid amounts under the agreement accrued interest at 10% per annum compounded annually.

     In September of 2002, the Partnership received final dividends of approximately $28,000 and $35,000 from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, and a final distribution of approximately $7,600 from Property Partners, L.P., related to the dissolution and liquidation of those companies following the sale of JMB/NYC's indirect interest in the 237 Partnership. The Partnership made a final liquidating distribution to the Holders of Interests and terminated its affairs on September 30, 2002. Such distribution was approximately $412,000 ($412.99 per Interest).

     In November 1999, JMB/NYC closed a transaction (the "Restructuring") pursuant to which, among other things, JMB/NYC's interests in 237 Park Avenue ("237 Park") and 1290 Avenue of the Americas ("1290 Avenue of the Americas") were restructured. Under the Restructuring, the partnership that owned 237 Park was converted to a limited liability company ("237 Park LLC"). The membership interest in 237 Park LLC owned by 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Partnership"), in which JMB/NYC was a limited partner with a 99% interest, was contributed to a partnership (the "237 Partnership") that acquired the other membership interests in 237 Park LLC from the REIT and one of its affiliates. In exchange for the interest in 237 Park LLC, the Upper Tier Partnership received a limited partnership interest in the 237 Partnership having a fair market value (determined in accordance with the partnership agreement of the 237 Partnership) of approximately $500,000. (JMB/NYC's total investment in the 237 Partnership was significantly less than 1% of the 237 Partnership.)
The 237 Partnership owned a portfolio of investments in addition to 237 Park. JMB/NYC had the right, during the month of July of each calendar year commencing with 2001, to cause a sale of the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined in accordance with the partnership agreement of the 237 Partnership) and a specified amount, of which JMB/NYC's share would be $500,000. JMB/NYC elected not to exercise its right to cause a sale of its interest in the 237 Partnership during 2001. In addition, the general partner of the 237 Partnership had the right, during the month of January of each calendar year commencing with 2002, to purchase the interest in the 237 Partnership for a price equal to the greater of the fair market value of such interest (determined as described above) and a specified amount, of which JMB/NYC's share would be $650,000. The general partner of the 237 Partnership exercised its right to purchase the interest in the 237 Partnership in January 2002, and JMB/NYC received sale proceeds of $650,000. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership's share of such sale proceeds, approximately $159,000, was received in March 2002. Due to the January 2002 sale of the Partnership's indirect interest in the 237 Partnership, which was the Partnership's last investment property, the distributions received in excess of recorded investment were reduced to zero and included as part of the gain on sale in 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest.

     JMB/NYC's indirect interest through the Upper Tier Partnership in the partnership (the "1290 Partnership") that owned 1290 Avenue of the Americas was also modified, although the REIT continued to own the controlling interest in the property. In general, the REIT had the right to sell 1290 Avenue of the Americas or engage in certain other transactions during the period January 1, 2000 through February 28, 2001, provided that JMB/NYC received the greater of (i) an amount based on a formula relating to the operations of the property (the "1290 Formula Price") and (ii) $4,500,000. No such transaction occurred during that period. An affiliate of the REIT also had the right, during the month of March of each calendar year commencing with 2001, to purchase JMB/NYC's indirect interest in the 1290

Partnership for the greater of (x) the 1290 Formula Price and (y) $1,400,000. On March 2, 2001, JMB/NYC was notified that an affiliate of the REIT intended to exercise its right to purchase JMB/NYC's indirect interest in the 1290 Partnership and on March 23, 2001, the sale was completed and JMB/NYC received approximately $1,400,000 (of which the Partnership's share was approximately $340,000) at closing. Such amount was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note as discussed below. In addition, JMB/NYC received the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) held pursuant to the indemnification agreement, including interest earned thereon, upon closing of the sale of its interest in the 1290 Partnership. The Partnership received its share of the sale proceeds and collateral amount in May 2001.

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. The Purchase Note was secured by JMB/NYC's indirect interests in the 1290 Partnership (prior to its sale in March
2001) and the 237 Partnership (prior to its sale in January 2002) owned through the Upper Tier Partnership and was non-recourse to JMB/NYC. The Purchase Note required payment of principal and interest out of distributions made to JMB/NYC from the 1290 Partnership and the 237 Partnership and proceeds from sales of JMB/NYC's indirect interests in those partnerships. Unpaid interest accrued and was deferred, compounded monthly. Unpaid principal and interest were due at maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The limited partners of JMB/NYC, as creditors, and the holder of the Purchase Note agreed to certain steps if the Purchase Note were not paid within one year of its maturity as discussed below. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and final liquidation and termination of the Partnership, September 30, 2002, was approximately $186,347,000 including interest at the default rate (as defined) of 12-3/4% per annum.

     In December 1999, the Affiliated Partners advanced a total of approximately $425,000 (of which the Partnership advanced approximately $105,000) to the limited partners of JMB/NYC, which was used to acquire a $5,425,000 tranche of the Purchase Note and the related security agreement for the collateralization of such tranche. As a result of this purchase, such limited partners, as creditors of JMB/NYC, were entitled to receive up to $5,425,000 in proceeds otherwise payable to JMB/NYC in respect of its indirect interests in the 1290 Partnership or the 237 Partnership, which were owned through the Upper Tier Partnership. Such amounts received by the limited partners generally were distributable to the Affiliated Partners in proportion to their respective advances made to purchase the tranche (i.e., 25% to the Partnership and 75% in the aggregate to the other Affiliated Partners). In connection with their purchase of the $5,425,000 tranche of the Purchase Note, the limited partners of JMB/NYC agreed with the holder of the Purchase Note that in the event JMB/NYC had not repaid all amounts due and owing under the Purchase Note within one year after its maturity on January 2, 2001, the holder would take the appropriate steps necessary to foreclose upon and obtain JMB/NYC's interest in the Upper Tier Partnership in lieu of seeking any other damages. After the sales of JMB/NYC's indirect interests in the 1290 Partnership and the 237 Partnership, which were the primary assets of the Upper Tier Partnership, and the application of JMB/NYC's share of the proceeds from such sales to amounts due under the Purchase Note, which did not repay the entire amount of the tranche of the Purchase Note acquired by the limited partners of JMB/NYC, there were no significant assets, if any, securing repayment of the balance due under the Purchase Note, which was considered uncollectible. Accordingly, the holder did not seek to foreclose on JMB/NYC's interest in the Upper Tier Partnership. JMB/NYC recognized gain on debt forgiveness for financial reporting purposes during September 2002 and Federal income tax purposes during 2002 equal to the remaining unpaid principal and accrued interest on the Purchase Note of approximately $186,347,000 and $62,216,000, respectively. For Federal income tax purposes the Partnership's share of such gain is expected to be approximately $15,580,000. During 1996, the Partnership discontinued the equity method of accounting, as discussed above, for financial reporting purposes. Therefore, the Partnership did not recognize a portion of JMB/NYC's share of the gain related to the Purchase Note for financial reporting purposes.

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

Due to the Restructuring discussed above, the maximum indemnification obligation was reduced to $14,285,000, and a portion of the collateral (approximately $4,460,000 in face amount) was released in 1999 to JMB/NYC. As a result of the sale of JMB/NYC's indirect interest in the 1290 Partnership, the indemnification obligation was terminated and the remaining collateral (approximately $5,700,000 of which the Partnership's share was approximately $1,436,000) was released to JMB/NYC in late March 2001. The Partnership's share of the reduction of the maximum unfunded obligation under the indemnification agreement recognized as income during the years 1999, 2000 and 2001 was a result of (i) interest earned on amounts contributed by the Partnership and held in escrow by JMB/NYC, (ii) the Partnership's share of the agreed upon reduction of the maximum obligation in November 1999 in connection with the Restructuring discussed above, and (iii) the Partnership's share of the remaining indemnification obligation that was released in March 2001 in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership. Interest income earned reduced the Partnership's share of the maximum unfunded obligation under the indemnification agreement, which had been reflected as a liability.

     During 2002, the source of cash to the Partnership was generally limited to its existing cash reserves and its share of the proceeds from the sale of JMB/NYC's indirect interest in the 237 Partnership. In January 2002, the sale of JMB/NYC's indirect interest in the 237 Partnership was completed and JMB/NYC received approximately $650,000 in proceeds, which was paid to the limited partners of JMB/NYC as holders of a tranche of the Purchase Note. The Partnership received its share of the sale proceeds, approximately $159,000 in March 2002. The Partnership made a final liquidating distribution to the Holders of Interests of approximately $412,000 ($412.99 per Interest) and terminated its affairs on September 30, 2002. However, in connection with the sale of JMB/NYC's indirect interest in the 1290 Partnership and the sale of JMB/NYC's indirect interest in the 237 Partnership, which was the Partnership's last investment property, Holders of Interests have recognized or will recognize a substantial amount of net gain for Federal income tax purposes (corresponding at a minimum to all or most of their deficit capital account balances for tax purposes related to each such investment) even though the Partnership was not able to make any significant amounts of distributions. As a result of the sale of the interest in the 1290 Partnership, a portion of such gain was recognized for Federal income tax purposes in 2001. The remainder will be recognized as a result of the disposition of JMB/NYC's indirect interest in the 237 Partnership in January 2002. For certain Holders of Interests such taxable income may be offset by their suspended passive activity losses (if any). Each Holder's tax consequences will depend on his own tax situation.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up agreement") with the Corporate General Partner pursuant to which the Corporate General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Corporate General Partner approximately $4,000 in cash and transferred to the Corporate General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 2002 (immediately prior to final liquidating distribution) as compared to December 31, 2001 is primarily due to the receipt of the Partnership's share (approximately $159,000) of the proceeds of the January 2002 sale of JMB/NYC's indirect interest in the 237 Partnership and final dividends of approximately $28,000 and $35,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002, partially offset by cash used to fund operating activities during the first nine months of 2002. The Partnership received the sale proceeds in March 2002.

     Amounts due to affiliates, net at September 30, 2001 represents principal and accrued interest (including interest reflected on the accompanying statements of operations for the three and nine month periods ended September 30, 2002) for loans made by the General Partners to the Partnership out of cash distributions to the General Partners, as required by the terms of the Partnership Agreement. Repayment of these loans was subordinated to receipt by the Holders of an amount equal to their contributed capital plus any deficiency in a stipulated return thereon. Because the Holders did not receive the requisite amounts, the loans were not repayable. As a result, the balance sheet at September 30, 2002, does not reflect the loan balances as amount due to affiliates, but such amounts (aggregating approximately $1,094,500) are reflected as capital contributed by the General Partners to the Partnership in the accompanying financial statements.

     The decrease in distributions received in excess of recorded investment at September 30, 2002 as compared to December 31, 2001 is due to the reduction of such amount in connection with the sale of the indirect interest in the 237 Partnership in January 2002. The distributions received in excess of recorded investment were created by the 1999 retirement of the Partnership's obligations to fund, on demand, $200,000 and $200,000 to Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, of additional paid-in capital. Such obligations, when retired, included accrued but unpaid interest. Such investment was reduced to zero and included in Partnership's share of gain on sale of JMB/NYC's indirect partnership interest in the 237 Partnership because that interest was the Partnership's last investment property.

     The decrease in interest income for the three and nine months ended September 30, 2002 as compared to the same period in 2001 is primarily due to a higher average cash balance in invested funds in 2001.

     The other income for the three and nine months ended September 30, 2002 consists of final dividends of approximately $28,000 and $35,000 received from Carlyle Investors, Inc. and Carlyle Managers, Inc., respectively, in September 2002.

     The increase in professional services for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to higher costs for accounting services in 2002 due to the termination of the Partnership.

     The increase in general and administrative expenses for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is primarily due to payments made in September 2002 for certain administrative costs relating to the liquidation of the Partnership.

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

     The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2002 is primarily the aggregate amount of the Partnership's share (approximately $159,000) of JMB/NYC's gain from the sale of its indirect partnership interest in the 237 Partnership in January 2002 and the reduction of the distributions received in excess of recorded investment (approximately $661,000). The Partnership's share of gain on sale of indirect partnership interest for the three months ended September 30, 2002, is due to a final liquidating distribution of cash generated from sales proceeds of approximately $7,600 received from Property Partners, L.P. in September 2002. The Partnership's share of gain on sale of indirect partnership interest for the nine months ended September 30, 2001 is the Partnership's share of JMB/NYC's gain from the sale of its indirect partnership interest in the 1290 Partnership on March 23, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     A portion of the purchase price for JMB/NYC's indirect interests in the 1290 Avenue of the Americas and 237 Park Avenue office buildings was represented by a certain promissory note (the "Purchase Note") bearing interest at 12-3/4% per annum. Unpaid principal and interest were due at final maturity on January 2, 2001. As expected, JMB/NYC did not have funds to pay the Purchase Note at its maturity. The outstanding principal and accrued and deferred interest on the Purchase Note at the date of debt forgiveness and liquidation and termination of the Partnership, September 30, 2002, was approximately $186,347,000 including interest at the default rate (as defined) of 12-3/4% per annum. Reference is made to the subsection entitled "JMB/NYC" in the Notes to the Financial Statements filed with this report for a further discussion of the default under the Purchase Note.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            3.       Amended and Restated Agreement of Limited
                     Partnership is hereby incorporated herein by reference to the Partnership's Report for June 30, 2002 on Form 10-Q (File No. 0-14547) dated
                     August 12, 2002.

            10.1 Winding Up Agreement by and between JMB/Manhattan Associates, Ltd. and JMB/Manhattan Investors, Inc. dated September 27, 2002 is filed herewith.

            99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 is filed herewith.


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


                JMB/MANHATTAN ASSOCIATES, LTD.

                BY:   JMB/Manhattan Investors, Inc.
                      Corporate General Partner




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 14, 2002




                            CERTIFICATIONS

I, H. Rigel Barber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB/Manhattan Associates, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ H. Rigel Barber
                            ----------------------------
                            Principal Executive Officer




                            CERTIFICATIONS


I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMB/Manhattan Associates, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Financial Officer